Form 10-Q
period 1995-09-30
JMB INCOME PROPERTIES LTD VIII
filed 1995-11-14
CIK 319192

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549




                           FORM 10-Q




          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934



For the quarter ended September 30, 1995   Commission File #0-10206




              JMB INCOME PROPERTIES, LTD. - VIII
    (Exact name of registrant as specified in its charter)



        Illinois                               36-3075978
(State of organization)            (IRS Employer Identification No.)



900 N. Michigan Ave., Chicago, IL    60611
(Address of principal executive office)(Zip Code)




Registrant's telephone number, including area code 312/915-1987




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No

                       TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements. . . . . . . . . . . .           3


Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . .          16



PART II   OTHER INFORMATION


Item 3.  Defaults Upon Senior Securities . . . . . .          19


Item 5.  Other Information . . . . . . . . . . . . .          20


Item 6.  Exhibits and Reports on Form 8-K. . . . . .          21

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                              JMB INCOME PROPERTIES, LTD. - VIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                                  CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                          (UNAUDITED)

                                            ASSETS
                                            ------
                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                     1995         1994
                                                                -------------  -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . .   $ 19,305,883   10,989,920
  Short-term investments (note 1). . . . . . . . . . . . . . .          --       2,203,001
  Interest, rents and other receivables, net of allowance
    for doubtful accounts of $485,652 in 1995 and
    $337,680 in 1994 . . . . . . . . . . . . . . . . . . . . .        708,305    1,316,206
  Notes receivable . . . . . . . . . . . . . . . . . . . . . .         16,427       16,427
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .         79,869       65,941
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . .        706,286    1,024,845
                                                                 ------------ ------------
          Total current assets . . . . . . . . . . . . . . . .     20,816,770   15,616,340
                                                                 ------------ ------------
Investment properties, at cost:
    Land. . . . . .  . . . . . . . . . . . . . . . . . . . . .      4,298,797   11,015,330
    Buildings and improvements . . . . . . . . . . . . . . . .     56,499,553   94,475,512
                                                                 ------------ ------------
                                                                   60,798,350  105,490,842
    Less accumulated depreciation. . . . . . . . . . . . . . .     33,854,088   41,561,458
                                                                 ------------ ------------
          Total investment properties,
            net of accumulated depreciation. . . . . . . . . .     26,944,262   63,929,384

Venture partners' deficit in venture (note 2(c)) . . . . . . .          --       1,781,162
Investment in unconsolidated venture, at equity (note 1) . . .         96,905       96,905
Deferred expenses  . . . . . . . . . . . . . . . . . . . . . .        154,397      488,332
Accrued rents receivable . . . . . . . . . . . . . . . . . . .      1,109,524    1,337,595
                                                                 ------------ ------------
                                                                 $ 49,121,858   83,249,718
                                                                 ============ ============

                              JMB INCOME PROPERTIES, LTD. - VIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                            CONSOLIDATED BALANCE SHEETS - CONTINUED
                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                     ----------------------------------------------------

                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                     1995         1994
                                                                -------------  -----------
Current liabilities:
  Current portion of long-term debt (note 2(b)). . . . . . . .   $ 30,823,831    1,514,593
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .        270,960      488,574
  Accrued interest . . . . . . . . . . . . . . . . . . . . . .      1,075,203      842,410
  Accrued real estate taxes. . . . . . . . . . . . . . . . . .        801,540    1,302,118
                                                                 ------------ ------------
      Total current liabilities. . . . . . . . . . . . . . . .     32,971,534    4,147,695
Tenant security deposits . . . . . . . . . . . . . . . . . . .         57,336       59,061
Note payable (note 2(c)) . . . . . . . . . . . . . . . . . . .          --         544,500
Other liabilities  . . . . . . . . . . . . . . . . . . . . . .      1,041,764    1,041,764
Long-term debt, less current portion . . . . . . . . . . . . .          --      29,651,372
                                                                 ------------ ------------
Commitments and contingencies (notes 2 and 5)

      Total liabilities. . . . . . . . . . . . . . . . . . . .     34,070,634   35,444,392

Venture partners' subordinated equity in ventures  . . . . . .      6,978,131   23,337,553
Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . .          1,000        1,000
    Cumulative net losses. . . . . . . . . . . . . . . . . . .     (4,278,283)  (3,621,627)
    Cumulative cash distributions. . . . . . . . . . . . . . .     (2,827,305)  (2,827,305)
                                                                 ------------ ------------
                                                                   (7,104,588)  (6,447,932)
                                                                 ------------ ------------
  Limited partners (80,005 interests):
    Capital contributions, net of offering costs . . . . . . .     72,119,757   72,119,757
    Cumulative net earnings. . . . . . . . . . . . . . . . . .     19,243,156   34,981,180
    Cumulative cash distributions. . . . . . . . . . . . . . .    (76,185,232) (76,185,232)
                                                                 ------------ ------------
                                                                   15,177,681   30,915,705
                                                                 ------------ ------------
      Total partners' capital accounts . . . . . . . . . . . .      8,073,093   24,467,773
                                                                 ------------ ------------
                                                                 $ 49,121,858   83,249,718
                                                                 ============ ============

                 See accompanying notes to consolidated financial statements.

                              JMB INCOME PROPERTIES, LTD. - VIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                    THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                          (UNAUDITED)

                                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                                SEPTEMBER 30              SEPTEMBER 30
                                         ----------------------------------------------------
                                               1995         1994        1995         1994
                                           -----------   ---------- -----------   ----------
Income:
  Rental income. . . . . . . . . . . . . . $   790,915    2,010,978   5,036,333    5,924,668
  Interest income. . . . . . . . . . . . .     278,705      151,061     700,182      428,407
                                           -----------   ---------- -----------   ----------
                                             1,069,620    2,162,039   5,736,515    6,353,075
                                           -----------   ---------- -----------   ----------
Expenses:
  Mortgage and other interest. . . . . . .     859,638      870,840   2,787,324    2,665,477
  Depreciation . . . . . . . . . . . . . .     668,568      787,277   2,168,306    2,343,374
  Property operating expenses. . . . . . .   1,002,528    1,351,797   3,416,704    3,648,945
  Professional services. . . . . . . . . .         862       15,199      62,992       68,206
  Amortization of deferred expenses. . . .      27,877       45,273      91,235      129,818
  General and administrative . . . . . . .      52,977       23,969     141,049       81,233
  Provision for value impairment
    (note 1) . . . . . . . . . . . . . . .  30,114,810      335,561  30,114,810      335,561
                                           -----------   ---------- -----------   ----------
                                            32,727,260    3,429,916  38,782,420    9,272,614
                                           -----------   ---------- -----------   ----------
          Operating loss . . . . . . . . .  31,657,640    1,267,877  33,045,905    2,919,539
Venture partners' share of
  ventures' operations . . . . . . . . . . (15,914,273)    (572,162)(16,622,271)  (1,570,239)
                                           -----------   ---------- -----------   ----------
          Net operating loss . . . . . . .  15,743,367      695,715  16,423,634    1,349,300

          Gain on sale of investment
            property, net of venture
            partners' share of
            $1,790,356 (note 4). . . . . .       --           --        (28,954)       --
                                           -----------   ---------- -----------   ----------
          Net loss . . . . . . . . . . . . $15,743,367      695,715  16,394,680    1,349,300
                                           ===========   ========== ===========   ==========

                                JMB INCOME PROPERTIES, LTD. - VIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                       CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                                SEPTEMBER 30              SEPTEMBER 30
                                         ----------------------------------------------------
                                               1995         1994        1995         1994
                                           -----------   ---------- -----------   ----------
Net loss per limited partnership
  interest (note 1):
    Net operating loss . . . . . . . . . . $    188.91         8.35      197.07        16.19
    Gain on sale of investment
      property, net (note 4) . . . . . . .       --           --          (0.36)       --
                                           -----------   ---------- -----------   ----------

                                           $    188.91         8.35      196.71        16.19
                                           ===========   ========== ===========   ==========
          Cash distributions per limited
            partnership interest . . . . . $     --           --          --          115.00
                                           ===========   ========== ===========   ==========























                 See accompanying notes to consolidated financial statements.

                              JMB INCOME PROPERTIES, LTD. - VIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                         NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                          (UNAUDITED)
                                                                      1995           1994
                                                                  ------------   -----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .$(16,394,680)   (1,349,300)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .   2,168,306     2,343,374
    Amortization of deferred expenses. . . . . . . . . . . . . . .      91,235       129,818
    Venture partners' share of ventures' operations. . . . . . . . (16,622,271)   (1,570,239)
    Total gain on sale of investment properties,
      net of venture partners' share (note 4). . . . . . . . . . .     (28,954)        --
    Provision for value impairment . . . . . . . . . . . . . . . .  30,114,810       335,561
  Changes in:
    Interest, rents and other receivables. . . . . . . . . . . . .     607,901       463,324
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .     (13,928)       (7,716)
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . .     318,559       276,150
    Accrued rents receivable . . . . . . . . . . . . . . . . . . .     228,071      (161,272)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .    (217,614)       92,029
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . .     232,793        86,720
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . .    (500,578)     (247,648)
    Tenant security deposits . . . . . . . . . . . . . . . . . . .      (1,725)        1,050
                                                                  ------------   -----------
           Net cash provided by (used in) operating activities . .     (18,075)      391,851
                                                                  ------------   -----------
Cash flows from investing activities:
  Net sales and maturities of short-term investments . . . . . . .   2,203,001     9,571,440
  Additions to investment properties . . . . . . . . . . . . . . .    (198,672)     (401,234)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . .     (10,584)      (19,784)
  Proceeds from sale of investment property,
    net of selling expenses (note 4) . . . . . . . . . . . . . . .   6,973,269         --
                                                                  ------------   -----------
          Net cash provided by investing activities. . . . . . . .   8,967,014     9,150,422
                                                                  ------------   -----------

                            JMB INCOME PROPERTIES, LTD. - VIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                      1995           1994
                                                                  ------------   -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . .    (342,131)     (346,163)
  Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . .    (544,500)        --
  Venture partners' contributions to ventures. . . . . . . . . . .     262,764       542,810
  Distributions to venture partners. . . . . . . . . . . . . . . .      (9,109)        --
  Distributions to limited partners. . . . . . . . . . . . . . . .       --       (9,200,574)
                                                                  ------------   -----------
          Net cash used in financing activities. . . . . . . . . .    (632,976)   (9,003,927)
                                                                  ------------   -----------
          Net increase in cash and cash equivalents. . . . . . . .   8,315,963       538,346

          Cash and cash equivalents, beginning of year . . . . . .  10,989,920       328,805
                                                                  ------------   -----------
          Cash and cash equivalents, end of period . . . . . . . .$ 19,305,883       867,151
                                                                  ============   ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . .$  2,554,531     2,578,757
                                                                  ============   ===========
  Non-cash investing and financing activities:
    Proceeds from sale of investment property,
      net of selling expenses (note 4) . . . . . . . . . . . . . .$  6,973,269         --
                                                                  ============   ===========
    Purchase of venture partners' interest (note 2(c)):
      Reduction in basis of investment property. . . . . . . . . .$      --          287,144
      Note payable . . . . . . . . . . . . . . . . . . . . . . . .       --          544,500
                                                                  ------------   -----------

          Increase in venture partners' deficit in venture . . . .$      --          831,644
                                                                  ============   ===========








                 See accompanying notes to consolidated financial statements.

             JMB INCOME PROPERTIES, LTD. - VIII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  SEPTEMBER 30, 1995 AND 1994


     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1994 which are included in the Partnership's 1994 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(1) BASIS OF ACCOUNTING

     The accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures, Carillon Partners, Ltd. ("Carillon") and Carillon's venture, Carillon Associates, Ltd. ("Associates") (sold in May 1995, note 4) and T & C - JMB Partners ("T & C") and T & C's venture, H & M Associates Ltd. - Houston ("Town and Country"). The effect of all transactions between the Partnership and the consolidated ventures has been eliminated in the consolidated financial statements. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's venture interest in Properties Partners. Accordingly, the accompanying consolidated financial statements do not include the accounts of Properties Partners.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows for the nine months ended September 30:

                        1995                  1994
             -----------------------  --------------------
                GAAP BASIS TAX BASIS  GAAP BASIS TAX BASIS
                ---------- ---------  ---------- ---------

Net loss . . . .$16,394,680  696,844   1,349,300   955,893
Net loss
 per limited
 partnership
 interest. . . .$    196.71     8.71       16.19     11.47
               =========== =========   =========  ========

     The net loss per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of each period (80,005). Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and income tax purposes.

     Partnership distributions from its unconsolidated venture are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($19,174,923 and $10,918,719 at September 30, 1995 and December 31,
1994, respectively) as cash equivalents with any remaining amounts (generally with maturities of one year or less) reflected as short-term investments being held to maturity.

             JMB INCOME PROPERTIES, LTD. - VIII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     During March 1995, Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued. SFAS 121, when effective, will require that the Partnership record an impairment loss on its long-lived asset to be held and used (primarily its consolidated investments in land, buildings and improvements) whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale. The amount of the impairment loss to be recognized would be the difference between the long-lived asset's carrying value and the asset's estimated fair value. Any long-lived assets identified "to be disposed of" would no longer be depreciated but adjustments for impairment loss would be made in each period as necessary to report these assets at the lower of historical cost and fair value less costs to sell. In certain situations, such estimated fair value could be less than the existing non-recourse debt which is secured by the property.

     The amount of any impairment loss recognized by the Partnership under its current accounting policy has been limited to the excess, if any, of the property's carrying value over the outstanding balance of the property's non-recourse indebtedness. As the non-recourse indebtedness secured by the Town & Country Center is currently in default as more fully described in note 2(b), the Partnership made, as a matter of prudent accounting practice, a provision at September 30, 1995 for value impairment of the Town & Country Center of $30,114,810 (of which the Partnership's share is $15,087,520) as it is unlikely that the Partnership will be able to recover the net carrying value of the property through future operations or sale. An impairment loss under SFAS 121 would be determined without regard to the nature or the balance of such non-recourse indebtedness.
Upon the disposition of a property for which an impairment loss has been recognized under SFAS 121, the Partnership would recognize, at a minimum, a net gain for financial reporting purposes to the extent of any excess of the then outstanding balance of the property's non-recourse indebtedness over the then carrying value of the property, including the effect of any reduction for impairment loss under SFAS 121.

     The Partnership expects to adopt SFAS 121 no later than the first quarter of 1996. As indicated in note 2(b) below, the Partnership will likely own no operating properties at the time SFAS 121 would otherwise be adopted. Although the Partnership has not finalized its assessment of the full impact of adopting SFAS 121, it is likely that an additional provision for value impairment would be required for the property owned by the Partnership and its consolidated ventures. Such provision is currently estimated to total approximately $17,300,000 in the first period of implementation of SFAS 121. In addition, upon the disposition of an impaired property, the Partnership would generally recognize more net gain for financial reporting purposes under SFAS 121 than it would have under the Partnership's current impairment policy, without regard to the amount, if any, of cash proceeds received by the Partnership in connection with the disposition. Although implementation of this new accounting statement could significantly impact the Partnership's reported earnings, there would be no impact on cash flows. Further, any such impairment loss would not be recognized for Federal income tax purposes.

(2)  VENTURE AGREEMENTS

     (a)  General

     The Partnership at September 30, 1995 is a party to one operating joint venture agreement. Under certain circumstances, either pursuant to the venture agreement or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the venture.

              JMB INCOME PROPERTIES, LTD. - VIII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The Partnership acquired, through the above venture, one shopping mall. The venture property has been financed under a long-term debt arrangement.

     There are certain risks associated with the Partnership's investment made through the joint venture including the possibility that the Partnership's joint venture partners in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have economic or business interest or goals that are inconsistent with those of the Partnership.

     (b)  Town & Country

     Over the past year, T&C has prepared and been evaluating a plan for an extensive renovation and re-merchandising of Town & Country for the long-term stability and enhancement of Town & Country's occupancy and revenue potential. In connection with the plan, T&C approached a number of national and regional tenants to lease space at the property. In discussions with these tenants, a majority of them indicated that, in addition to significant tenant leasing incentives, a major renovation of Town & Country would be essential for them to lease space at the property. Focus group studies on the area residents further supported this concept. Accordingly, T&C worked extensively with an architectural firm and marketing personnel to determine the most effective redevelopment plan to improve Town & Country. A condition to undertaking a redevelopment of Town & Country was to have been T&C's obtaining extensions of the agreements for the department stores to continue operating their stores at the property. The Partnership believed that the renovation and re-merchandising of Town & Country was viable and that it would be the best strategy to enhance value.

Accordingly, during this process, it remained the Partnership's intent to hold Town & Country as a long-term investment.

     T&C completed its evaluation of an extensive redevelopment of the center in early September 1995. The total cost for such a redevelopment, including obtaining tenant leases for the mall space and extensions of the department store operating agreements, was estimated to be in excess of $25 million. However, many of the retail tenants considered integral to a successful re-merchandising of the property upon completion of a renovation had now become unwilling to take further space in the Houston market even if given significant tenant leasing incentives. The continued sluggishness in the Houston economy in recovering from the previous recession, as well as the intense competition in Town & Country's trade area, appear to be among the factors dissuading prospective retail tenants from committing to lease space at Town & Country. In addition, the projected return on the estimated cost was not expected to be sufficient to warrant an investment of this magnitude.

     Given T&C's current level of debt, the strong competition that Town & Country faces, and the significant cost that would be required to lease, renovate and re-merchandise the property, T&C decided in September 1995 not to commit any additional capital to pay continued operating deficits of the property, including funding for debt service payments, unless it could obtain a modification to the existing non-recourse mortgage loan. Consequently, T&C remitted to the lender only the amount of cash flow from property operations after expenses rather than the full debt service payment required for the month of September 1995 and approached the lender to discuss the possibility of a modification to the existing loan to eliminate, or reduce significantly, future operating deficits. However, the lender was unwilling to modify the loan. On September 13, 1995, the lender notified T&C that it is in default and that the lender intends to

              JMB INCOME PROPERTIES, LTD. - VIII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


realize upon its security for the mortgage loan as soon as possible. Accordingly, the mortgage loan secured by Town & Country is classified as a current liability at September 30, 1995 in the accompanying consolidated financial statements. Upon the lender's obtaining title to the property, T&C, and consequently the Partnership, will recognize a gain for Federal income tax reporting purposes with no corresponding distributable proceeds.

Town and Country is the remaining investment property of the Partnership. If the lender realizes upon its security and takes title to the property, the Partnership intends to wind up its affairs and liquidate. The Partnership would then distribute its remaining cash after payment of expenses and liabilities. It is possible that the lender may obtain title to the property in 1995, in which case the Partnership will attempt to wind up its affairs by year-end, although there is no assurance that the Partnership would be able to do so.

     The terms of the T&C partnership agreement provide that all of T&C share of Town & Country's annual cash flow, net proceeds from sale or refinancing, profits and losses and tax items are allocated between the Partnership and its affiliated venture partner based upon the ratio of capital contributions made by each partner (68.57% and 31.43% respectively). The T&C partnership was allocated 73.07% of Town & Country's operating profits and losses in 1994 and for the nine months ended September 30, 1995.

     Through September 30, 1995 the Partnership and its affiliated venture partner have made interest-bearing loans aggregating $4,740,437 to the T&C venture to fund operating deficits at the property pursuant to an amendment to the Partnership Agreement under negotiation. However, because these loans are non-recourse and due to the expectation of the lender realizing upon its security for the mortgage loan related to Town & Country (as discussed above) it is doubtful that such an amendment will be finalized or that such amounts will be repaid. These loans and related interest have been eliminated in the consolidated financial statements.

     Town & Country also is obligated under a 12% promissory note payable ($991,689 outstanding as of September 30, 1995 and December 31, 1994) to an affiliate of the developer which matured June 30, 1993. The Partnership and its affiliated venture partner have reached an agreement in principle with the developer to extend the original due date of the promissory note. Although no interest payments are currently being made, the venture continues to accrue interest on the note at the original contract rate. As of the date of this report, the specific terms of this agreement have not been finalized. However, because this loan is non-recourse and due to the expectation of the lender realizing upon its security for the mortgage loan related to Town & Country (as discussed above) it is doubtful that such extension will be executed.

     An affiliate of the Managing General Partner of the Partnership has responsibility for management and leasing of the Town & Country Center under a management agreement which provides for a management fee based on a percentage of gross income (as defined) from the property's operations not to exceed 5% in aggregate.

     (c)  Carillon

     In September 1980, the Partnership acquired an interest in the Carillon Shopping Village in Houston, Texas through the Associates venture between Carillon as general partner and an affiliate of the seller as limited partner. Carillon was a limited partnership consisting of the

              JMB INCOME PROPERTIES, LTD. - VIII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Partnership as general partner and a third party, which was not affiliated with the seller, the Partnership or its General Partners, as limited partner. On March 28, 1994, the Partnership and the Managing General Partner of the Partnership purchased the third party's 10% limited partnership interest in Carillon. The purchase price consisted of non-interest bearing promissory notes in the amounts of $544,500 from the Partnership and $5,500 from the Managing General Partner. The notes were due the earlier of the sale date of the property or January 31, 1996.
Also, if a binding sale agreement was consummated before January 31, 1996, the third party would receive 10% of any net sale proceeds in excess of $5,500,000. As a result of this transaction, the Partnership and Managing General Partner had 99.9% and .1% interests in Carillon, respectively. The portion of the third party's capital balance, in Carillon, purchased by the Partnership exceeded the Partnership's promissory note by $287,144 for financial reporting purposes. This difference was accounted for as a reduction to the basis of the investment property. Correspondingly, venture partners' deficit in venture, in the accompanying financial statement, was increased by $831,644. The Partnership sold the Carillon Shopping Village to an unaffiliated third party in May 1995 (note 4).

     The Associates' partnership agreement provided that Carillon would be entitled to receive, on cumulative basis, distributions of annual cash flow equal to 9% of outstanding capital contributions; any remaining annual cash flow would be distributable 60% to Carillon and 40% to the affiliate of the seller. All operating profits or losses have been allocated 100% to Carillon.

     Net proceeds from the sale under the Associates partnership agreement were distributed entirely to Carillon as Carillon was to receive, first, any deficiencies in its cumulative annual preferred return then, an amount of proceeds up to the sum of $3,972,500 plus 118% of the additional contributions.


(3)  PARTNERSHIP AGREEMENT

     The Partnership Agreement provides that the General Partners shall receive as a distribution from the sale of a real property by the Partnership 3% of the selling price, and that the remaining proceeds (net after expenses and retained working capital) be distributed 85% to the Limited Partners and 15% to the General Partners. However, the Limited Partners shall receive 100% of such net sale proceeds until the Limited Partners (i) have received cash distributions of sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership and (ii) have received cumulative cash distributions from the Partnership's operations which, when combined with sale or refinancing proceeds previously distributed, equal a 6% annual return on the Limited Partners' average capital investment for each year (their initial capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the third fiscal quarter of 1981. Approximately $3,086,000 has been deferred by the General Partners pursuant to the distribution levels described above. The Partnership does not anticipate paying the General Partner any such deferrals.


(4) SALE OF INVESTMENT PROPERTY

     On May 18, 1995, the Partnership sold the Carillon Shopping Village to an unaffiliated third party. The sale price was $7,400,000 (before selling


             JMB INCOME PROPERTIES, LTD. - VIII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


costs) and was paid in cash at closing. As a result of the sale, the Partnership has recognized in 1995 a gain of $28,954 for financial reporting purposes, net of the venture partners' share of $1,790,356, and expects to recognize a gain of approximately $822,000 in 1995 for Federal income tax purposes.

     Pursuant to the March 1994 purchase agreement with the former third party limited partner of Carillon (note 2(c)), the non-interest bearing promissory notes held by the former third party in the amounts of $544,500 and $5,500 from the Partnership and the Managing General Partner, respectively, were paid as of the sale date. Additionally, based on net sale proceeds of $6,973,269, the former third party limited partner of Carillon received $145,854 and $1,473 from the Partnership and the Managing General Partner, respectively.


(5) TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1995 and for the nine months ended September 30, 1995 and 1994 are as follows:

                                                   Unpaid at
                                                 September 30,
                              1995       1994        1995
                            --------   -------   -------------
Property management and
  leasing fees . . . . . .  $141,703   164,442      15,806
Insurance commissions. . .    18,595    24,826        --
Reimbursement (at cost)
  for out-of-pocket
  expenses . . . . . . . .     2,291     4,817           7
                            --------   -------      ------
                            $162,589   194,085      15,813
                            ========   =======      ======

     The Managing General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Managing General Partner and its affiliates relating to the administration of the Partnership and the operation of Partnership's investment properties. For fiscal 1994 and for the nine months ended September 30, 1995, such costs were $84,985 and $79,041, respectively, all of which have been paid as of September 30, 1995.

     The Managing General Partner of the Partnership has determined to use independent third parties to perform certain of these administrative services beginning in the fourth quarter of 1995. Use of such third parties is not expected to have a material effect on the operations of the Partnership.

     Pursuant to the Partnership Agreement, the amount of compensation paid to affiliates of the General Partners for property management and leasing services is subject to certain limitations and is currently being paid in accordance with such limitations. All amounts deferred for property management and leasing services of $15,806 or currently payable to the General Partners and their affiliates do not bear interest and are expected to be paid in future periods.


             JMB INCOME PROPERTIES, LTD. - VIII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


(6)  ADJUSTMENTS

  In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern, see note 2(b)) have been made to the accompanying figures as of September 30, 1995 and for the three and nine months ended September 30, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report. There is substantial doubt about the Partnership's ability to continue as a going concern (see discussion below and in Note 2(b)).

     At September 30, 1995, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $19,306,000, which includes proceeds from the sale of the Carillon Shopping Village. Such funds at September 30, 1995 are available for distributions to partners and for working capital requirements. As a result of certain limitations in the Partnership Agreement, an affiliate of the General Partners of the Partnership is deferring payment of certain leasing fees as more fully described in Note 5. The Partnership's and Town & Country's mortgage obligation is non-recourse. Therefore, the Partnership and its Ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

     Carillon Shopping Village

     The Partnership sold the Carillon Shopping Village in May 1995 to an unaffiliated third party. The sale price was $7,400,000 (before selling costs) and was paid in cash at closing. Pursuant to the March 1994 purchase agreement with the former third party limited partner of Carillon (Note 2(c)), the non-interest bearing promissory notes held by the former third party in the amounts of $544,500 and $5,500 from the Partnership and the Managing General Partner, respectively, were paid as of the sale date. Additionally, based on net sale proceeds of $6,971,561, the former third party limited partner of Carillon received $145,685 and $1,472 from the Partnership and the Managing General Partner, respectively.

     Town & Country Center

     The Town & Country Center faces strong competition from, among others, the Town and Country Village, a multi-building retail project encompassing over sixty acres contiguous to the Town & Country Center. Town and Country Village is undergoing a redevelopment and is currently approximately 80% pre-leased. Although not all tenants at this project will compete directly with the mall tenants at the Property, a number of tenants that in the past have occupied space in enclosed regional malls have recently signed leases for free-standing space in Town and Country Village, and these stores are now scheduled to open in 1996.

     Over the past year, T&C has prepared and been evaluating a plan for an extensive renovation and re-merchandising of Town & Country for the long-term stability and enhancement of the property's occupancy and revenue potential. In connection with the plan, T&C approached a number of national and regional tenants to lease space at the property. In discussions with these tenants, a majority of them indicated that, in addition to significant tenant leasing incentives, a major renovation of Town & Country would be essential for them to lease space at the property. Focus group studies on the area residents further supported this concept. Accordingly, the Partnership worked extensively with an architectural firm and marketing personnel to determine the most effective redevelopment plan to improve Town & Country. A condition to undertaking a redevelopment of Town & Country was to have been T&C's obtaining extensions of the agreements for the department stores to continue operating their stores at the property. The Partnership believed that the renovation and re-merchandising of Town & Country was viable and that it would be the best strategy to enhance value. Accordingly, during this process, it remained the Partnership's intent to hold the property as a long-term investment.

     T&C completed its evaluation of an extensive redevelopment of the center in early September 1995. The total cost for such a redevelopment, including obtaining tenant leases for the mall space and extensions of the department store operating agreements, was estimated to be in excess of $25 million. However, many of the retail tenants considered integral to a successful re-merchandising of Town & Country upon completion of a renovation had now become unwilling to take further space in the Houston market even if given significant tenant leasing incentives. The continued sluggishness in the Houston economy in recovering from the previous recession, as well as the intense competition in the property's trade area, appear to be among the factors dissuading prospective retail tenants from committing to lease space at the property. In addition, the projected return on the estimated cost was not expected to be sufficient to warrant an investment of this magnitude.

     Given Town & Country's current level of debt, the strong competition that the property faces, and the significant cost that would be required to lease, renovate and re-merchandise the property, T&C decided in September 1995 not to commit any additional capital to pay continued operating deficits of the property, including funding for debt service payments, unless it could obtain a modification to the existing non-recourse mortgage loan. Consequently, T&C remitted to the lender only the amount of cash flow from property operations after expenses rather than the full debt service payment required for the month of September 1995 and approached the lender to discuss the possibility of a modification to the existing loan to eliminate, or reduce significantly, future operating deficits. However, the lender was unwilling to modify the loan. On September 13, 1995, the lender notified the Partnership that it is in default and that the lender intends to realize upon its security for the mortgage loan as soon as possible. As of September 30, 1995 the amount of principal and interest payments in arrears is approximately $468,000. The mortgage note has been classified at September 30, 1995 as a current liability in the accompanying consolidated financial statements. Upon the lender's obtaining title to Town & Country, the Partnership will recognize a gain for Federal income tax reporting purposes with no corresponding distributable proceeds. Due to the uncertainty of the Partnership's ability to recover the net carrying value of the Town & Country Center, the Partnership made, as a matter of prudent accounting practice, a provision at September 30, 1995 for value impairment of Town & Country of $30,114,810 (of which the Partnership's share is $15,087,520) for financial reporting purposes as of September 30, 1995. Such provision reduced the net carrying value of the investment property to the then outstanding balance of the related non-recourse mortgage note.

     Town & Country also is obligated under a 12% promissory note payable to an affiliate of the developer which matured June 30, 1993. The Partnership and the affiliated joint venture partner have reached an agreement in principle with the developer to extend the original due date of the promissory note. Although no interest payments are currently being made, the venture continues to accrue interest on the note at the original contract rate. As of the date of this report, the specific terms of this agreement have not been finalized. However, due to the expectation of the lender obtaining title to Town & Country (as discussed above) it is doubtful that such extension will be executed. Accordingly, the balance of the promissory note of approximately $991,000 and the balance of the related accrued interest payable of approximately $565,000 and $476,000 have been classified as current liabilities in the accompanying consolidated financial statements at September 30, 1995 and December 31, 1994, respectively.

     Town and Country is the remaining investment property of the Partnership. If the lender realizes upon its security and takes title to the property, the Partnership intends to wind up its affairs and liquidate.

The Partnership would then distribute its remaining cash after payment of expenses and liabilities. Based upon the applicable provisions of the Partnership Agreement, the current and expected operations of the Partnership and the disposition of the property without any proceeds from such disposition, it is currently expected that a final liquidating distribution in excess of $200 per Limited Partnership Interest will be made in connection with the liquidation and termination of the Partnership.

However, this is an estimate only, and the final liquidating distribution to the Limited Partners, which will depend upon, among other things, amounts needed to pay or provide for the Partnership's remaining expenses and liabilities, may vary from such estimate. It is possible that the lender may obtain title to the property in 1995, in which case the Partnership will attempt to wind up its affairs by year-end, although there is no assurance that the Partnership would be able to do so. Nevertheless, given current expectations, it is not expected that the Limited Partners will receive sufficient distributions to fully realize the return of their original investment.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents at September 30, 1995 as compared to December 31, 1994 is primarily due to the Partnership's retention of the proceeds from the sale of the Carillon Shopping Village in May 1995 (Note 4).

     The decrease in short-term investments at September 30, 1995 as compared to December 31, 1994 is primarily due to all of the Partnership's investments in U.S. Government obligations being classified as cash equivalents at September 30, 1995 and the majority, but not all, of the Partnership's investments in U.S. Government obligations being classified as cash equivalents at December 31, 1994. (Note 1).

     The decrease in interest, rents and other receivables at September 30, 1995 as compared to December 31, 1994 is primarily due to the timing of the receipt of rents at the Town & Country Center.

     The decreases in escrow deposits and accrued real estate taxes at September 30, 1995 as compared to December 31, 1994 is primarily due to the timing of real estate tax payments from escrow at the Town & Country Center.

     The decreases in investment properties, deferred expenses and venture partners' subordinated equity in ventures at September 30, 1995 as compared to December 31, 1994 are primarily due to the Partnership recording a $30,114,810 provision for value impairment to reduce the net carrying value of the Town & Country Center (Note 2(b)). The decreases in investment properties and deferred expenses are also due to the Partnership's sale of the Carillon Shopping Village in May 1995 (Note 4).

     The decreases in venture partners' deficit in venture and accrued rents receivable at September 30, 1995 as compared to December 31, 1994 are primarily due to the Partnership's sale of the Carillon Shopping Village in May 1995 (Note 4).

     The increase in current portion of long-term debt and corresponding decrease in long-term debt, less current portion at September 30, 1995 as compared to December 31, 1994 is primarily due to the reclassification of the mortgage note at the Town and Country Center (Note 2(b)).

     The increase in accrued interest at September 30, 1995 as compared to December 31, 1994 is primarily due to Town & Country's obligation under its promissory note payable and the Partnership ceasing debt service payments on the mortgage loan secured by Town & Country in September 1995. (Note 2(b)).

     The decrease in note payable at September 30, 1995 as compared to December 31, 1994 and the increase in mortgage and other interest for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994 is due to the Partnership's sale of the Carillon Shopping Village in May 1995 and the corresponding promissory note and contingent interest payment (Note 2(c)).

     The decreases in rental income, depreciation and property operating expenses and the gain on sale of interest in investment property for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is primarily due to the Partnership's sale of the Carillon Shopping Village in May 1995 (Note 4).

     The increase in interest income for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is primarily due to the investment of Carillon sale proceeds received in May 1995 and the increase in the rate of interest earned in 1995 on U.S. Government obligations.

     The decrease in amortization of deferred expenses for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is primarily due to the decrease in amortization of various assets at the Town & Country Center in 1995.

     The increase in general and administrative expenses for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is primarily due to an increase in and the recognition of certain additional prior year reimbursable costs in 1995.

     The changes in venture partners' share of ventures' operations and provision for value impairment for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 are primarily due to the Partnership recording a $30,114,810 provision for value impairment (of which the venture partners' shares total $15,027,290) to reduce the net carrying value of the Town & Country Center (Note 2(b)). The change in venture partners' share of ventures' operations is also due to the Partnership's sale of the Carillon Shopping Village in May 1995 (Note 4).



PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Reference is made to Note 2(b) of the Notes to Consolidated Financial Statements and to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations filed with this report for discussions of default under the mortgage loan secured by the Town & Country Center, which discussions are hereby incorporated herein by reference.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                      OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.

                                                                   1994                         1995
                                                      --------------------------------------------------------------
                                                            At     At     At      At     At     At      At     At
                                                           3/31   6/30   9/30   12/31   3/31   6/30    9/30  12/31
                                                           ----   ----   ----   -----   ----   ----   -----  -----
1. Carillon Shopping Village
    Houston, Texas . . . . . . . . . . . . . . . . .        69%    66%    66%     66%    66%    N/A     N/A

2. Town & Country Center
    Houston, Texas . . . . . . . . . . . . . . . . .        73%    74%    76%     74%    65%    63%     65%
-------------


     An "N/A" indicates that the property was not owned by the Partnership at the end of the quarter.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits.

   4. Long-term mortgage note documents relating to the mortgage note secured by the Town & Country Center in Houston, Texas are hereby incorporated by reference to Post - Effective Amendment No. 4 to the Partnership's Registration Statement on Form S-11 (File No. 2-69116) dated April 14, 1992.

   10-A. Acquisition documents relating to the purchase by the Partnership of an interest in the Town & Country Center in Houston, Texas are hereby incorporated by reference to Post - Effective Amendment No. 4 to the Partnership's Registration Statement on Form S-11 (File No. 2-69116) dated April 14, 1992.

   10-B. Partnership interest purchase documents and exhibits thereto relating to the purchase of the unaffiliated third party's interest in the Carillon Shopping Village in Houston, Texas are hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-10206) for May 18, 1995 dated June 1, 1995.

   27.   Financial Data Schedule

--------------------

     Although certain additional long-term debt instruments of the Registrant have been excluded from Exhibit 4 above, pursuant to Rule 601(b)(4)(iii), the Registrant commits to provide copies of such agreements to the Securities and Exchange Commission upon request.

   (b) The following report on Form 8-K was filed since the beginning of the last quarter of the period covered by this report.

         The Partnership's Report on Form 8-K (File No. 0-10206) for September 13, 1995 (describing the default on the mortgage loan for Town and Country Center in Houston, Texas) was filed. This report was dated November 1, 1995.

                          SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              JMB INCOME PROPERTIES, LTD. - VIII

              BY:  JMB Realty Corporation
                   (Managing General Partner)




                        GAILEN J. HULL
                   By:  Gailen J. Hull, Senior Vice President
                   Date:November 9, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.





                        GAILEN J. HULL
                        Gailen J. Hull
                        Principal Accounting Officer
                   Date:November 9, 1995