Form 10-K405
period 1995-12-31
JMB INCOME PROPERTIES LTD VIII
filed 1996-04-01
CIK 319192

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                           FORM 10-K


         Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934


For the period
ended December 29, 1995   Commission File Number 0-10206


              JMB INCOME PROPERTIES, LTD. - VIII
     ----------------------------------------------------
    (Exact name of registrant as specified in its charter)


     Illinois                   36-3075978
(State of organization)(I.R.S. Employer Identification No.)


900 N. Michigan Ave., Chicago, Illinois60611
(Address of principal executive office)(Zip Code)


Registrant's telephone number, including area code  312-915-1987


Securities registered pursuant to Section 12(b) of the Act:

                                  Name of each exchange on
Title of each class                which registered
- -------------------              -------------------------
        None                                  None


Securities registered pursuant to Section 12(g) of the Act:

                 LIMITED PARTNERSHIP INTERESTS
                       (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X   No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K   X

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

Documents incorporated by reference:  None

                       TABLE OF CONTENTS


                                                  Page
                                                   ----
PART I

Item 1.    Business. . . . . . . . . . . . . . . .   1

Item 2.    Properties. . . . . . . . . . . . . . .   4

Item 3.    Legal Proceedings . . . . . . . . . . .   6

Item 4.    Submission of Matters to a
           Vote of Security Holders. . . . . . . .   6


PART II

Item 5.    Market for the Partnership's
           Limited Partnership Interests and
           Related Security Holder Matters . . . .   6

Item 6.    Selected Financial Data . . . . . . . .   7

Item 7.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations . . . . . . . . .   9

Item 8.    Financial Statements and
           Supplementary Data. . . . . . . . . . .  13

Item 9.    Changes in and Disagreements
           with Accountants on Accounting and
           Financial Disclosure. . . . . . . . . .  36


PART III

Item 10.   Directors and Executive Officers
           of the Partnership. . . . . . . . . . .  36

Item 11.   Executive Compensation. . . . . . . . .  39

Item 12.   Security Ownership of Certain
           Beneficial Owners and Management. . . .  40

Item 13.   Certain Relationships and
           Related Transactions. . . . . . . . . .  41


PART IV

Item 14.   Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K . . . . . . . .  41

SIGNATURES . . . . . . . . . . . . . . . . . . . .  42

                            PART I

ITEM 1.  BUSINESS

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     The registrant, JMB Income Properties, Ltd.-VIII (the "Partnership"), was a limited partnership formed in mid-1980 and governed by the Revised Uniform Limited Partnership Act of the State of Illinois to invest in improved income-producing commercial and residential real property. The Partnership sold $80,000,000 in Limited Partnership Interests (the "Interests") commencing on January 26, 1981 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 2-69116). A total of 80,000 Interests were sold to the public at $1,000 per Interest. The offering closed on May 27, 1981. No Limited Partner has made any additional capital contribution after such date. The Limited Partners of the Partnership shared in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

     The Partnership was engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments were held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership's real estate investments were located throughout the nation and it had no real estate investments located outside the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality was not applicable and would not have been material to an understanding of the Partnership's business taken as a whole. The Partnership made a liquidating distribution to its Limited Partners on December 29, 1995, and terminated its operations and dissolved the Partnership effective December 31, 1995. At sale of a particular property, the proceeds, if any, were generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. (Reference is also made to Note 1.)

     The Partnership made the real property investments set forth in the following table:

NAME, TYPE OF PROPERTY                DATE OF       SALE OR
    AND LOCATION            SIZE     PURCHASE  DISPOSITION DATE        TYPE OF OWNERSHIP
- ----------------------   ----------  ----------------------------      ---------------------
Carillon Shopping
 Village
 shopping center
 Houston, Texas. . .       188,000    8-22-80       5-18-95            fee ownership of land
                           sq.ft.                                      and improvements (through
                           g.l.a.                                      joint venture partnerships)
                                                                       (c)
Arizona Bank Plaza
 office building
 Tucson, Arizona . .      179,500     9-24-80       1-31-86            fee ownership of land and
                           sq.ft.                                      improvements
                           n.r.a.
University Mall
 shopping center
 Carbondale, Illinois      334,000    1-1-81        8-13-87            fee ownership of land and
                           sq.ft.                                      improvements (through joint
                           g.l.a.                                      venture partnership)
Clackamas Town Center
 shopping center
 Clackamas County,
 Oregon. . . . . . .       435,000    1-20-81       1-30-92            fee ownership improvements
                           sq.ft.                                      and ground leasehold
                           g.l.a.                                      interest in land (through
                                                                       joint venture partnerships)
Georgia Square
 Shopping Mall
 shopping center
 Athens, Georgia . .       475,000    2-11-81      10-31-93            fee ownership of land and
                           sq.ft.                                      improvements (through joint
                           g.l.a.                                      venture partnership) (b)
Laurel Centre Mall
 shopping center
 Laurel, Maryland. .       382,000    5-1-81        12-1-86            fee ownership of land and
                           sq.ft.                                      improvements (through joint
                           g.l.a.                                      venture partnership)
Town and Country Center
 shopping center
 Houston, Texas. . .       370,000    2-16-83       12-5-95            fee ownership of land and
                           sq.ft.                                      improvements (through joint
                           g.l.a.                                      venture partnerships)(a)(d)

- -----------------------

 (a) Reference is made to Note 4 for the former outstanding principal balances and a description of the long-term mortgage indebtedness secured by this real property investment.

 (b) The Partnership sold its interest in the Georgia Square Partnership in November, 1993. Reference is made to Notes 3(c) and 6(a).

 (c) The Partnership, through its joint venture investment, sold this property in May, 1995. Reference is made to Notes 3(b) and 6(b).

 (d) The Partnership, through its joint venture investment, disposed of this investment in December, 1995. Reference is made to Notes 3(d) and 6(c).

/TABLE

     The Partnership's former real property investments were subject to competition from similar types of properties (including, in certain areas, properties owned or advised by affiliates of the General Partners) in the respective vicinities in which they were located. Such competition was generally for the retention of existing tenants. Additionally, the Partnership was in competition for new tenants in markets where significant vacancies were present. Approximate occupancy levels for the properties are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintained the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and service provided to tenants.

     On May 18, 1995, the Partnership, through Carillon Associates, sold the Carillon Shopping Village. The purchaser was not affiliated with the Partnership or its General Partners. Reference is made to the Partnership's report on Form 8-K (File No. 0-10206) for May 18, 1995, which description is hereby incorporated herein by reference. Reference is made to Note 6(b) for a further description of such transaction.

     On December 5, 1995, the lender for the Town and Country Center realized upon its mortgage security interest and took title to the property. Reference is made to the Partnership's report on Form 8-K (File No. 0-10206) for December 5, 1995, which description is hereby incorporated herein by reference. Reference is also made to Note 6(c) for a further description of such transaction.

     The terms of transactions between the Partnership, the General Partners and their affiliates are set forth in Item 11 below to which reference is hereby made for a description of such terms and transactions.



ITEM 2.  PROPERTIES

     The Partnership owned directly or through joint venture partnerships the properties or interests in the properties referred to under Item 1 above to which reference is hereby made for a description of said properties.

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1995 and 1994 for the Partnership's investment properties owned during 1995:

                                                   1994                    1995
                                         --------------------------------------------------
                                              At    At    At   At    At    At    At    At
                           Principal Business3/31  6/30  9/3012/31  3/31  6/30  9/30 12/31
                           ----------------------  ----  ---------  ----  ---- ----- -----
1. Carillon Shopping
    Village
    Houston, Texas . . .   Retail             69%   66%   66%  66%   66%   N/A   N/A   N/A

2. Town and Country
    Center
    Houston, Texas . . .   Retail             73%   74%   76%  74%   65%   63%   65%   N/A

- --------------------

     An "N/A" indicates that the property was not owned by the Partnership at the end of the quarter.



/TABLE

ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1994 and 1995.



                            PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     Immediately prior to the dissolution of the Partnership, there were 7,142 record holders of Interests in the Partnership. On December 29, 1995, the Partnership made a liquidating distribution and subsequently terminated its operations and dissolved the Partnership effective December 31, 1995. There had been no public market for Interests and it had not been anticipated that a public market for Interests would develop. Upon request, the Managing General Partner provided information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, was subject to negotiation by the investor.

     Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.

ITEM 6.  SELECTED FINANCIAL DATA
                               JMB INCOME PROPERTIES, LTD.-VIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

   PERIOD ENDED DECEMBER 29, 1995 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION) AND
                      YEARS ENDED DECEMBER 31, 1994, 1993, 1992 AND 1991
                         (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)
                          1995        1994          1993       1992         1991
                     -------------------------- ----------------------- ------------
Total income . . . . .$  7,054,301   9,134,551   16,056,668  16,229,605   16,133,971
                      ======================== ======================== ============
Operating earnings
 (loss). . . . . . . .$(33,910,539) (3,193,294)  (1,335,686) (1,958,141)  (1,529,914)
Partnership's share
 of operations of
 unconsolidated
 venture . . . . . . .       --           (107)     (13,373)   (129,922)     275,664
Venture partners'
 share of ventures'
 operations. . . . . .  26,602,923   1,786,041      779,017   1,360,914      671,530
                      ------------------------ ------------------------ ------------
Net operating
 earnings (loss) . . .  (7,307,616) (1,407,360)    (570,042)   (727,149)    (582,720)
Gain on sale or
 disposition of
 interest in
 investment
 properties, net
 of venture
 partners' share . . .   2,080,546       --      11,903,432   7,543,513        --
                      ------------------------ ------------------------ ------------
Net earnings
 (loss). . . . . . . .$ (5,227,070) (1,407,360)  11,333,390   6,816,364     (582,720)
                      ======================== ======================== ============
Net earnings (loss)
 per Interest (b):
   Net operating
    earnings (loss). .$    (171.98)     (16.89)       (6.84)      (8.73)       (6.99)
   Gain (loss) on sale
    or disposition of
    interest in invest-
    ment properties,
    net of venture
    partners' share. .       25.75       --          147.30       93.35        --
                      ------------------------ ------------------------ ------------
                      $    (146.23)     (16.89)      140.46       84.62        (6.99)
                      ======================== ======================== ============

                          1995        1994          1993       1992         1991
                     -------------------------- ----------------------- ------------

Total assets . . . . .$ 19,240,703  83,249,718   94,891,494 101,921,127  107,443,709
Long-term debt
 (net of unamor-
 tized discounts). . .$      --     29,651,372   30,174,276  45,736,499   46,966,001
Cash distributions
  per Interest
  (c) (d). . . . . . .$      --         115.00         8.00       96.00        16.00
                      ======================== ======================== ============

- ---------------

     (a)   The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

     (b)   The net earnings (loss) per Interest is based on the number of Interests outstanding at the end of each period (80,005).  Reference is made to Note 5 for a description of allocations of net earnings and losses.

     (c)   Cash distributions from the Partnership were generally not equal to Partnership income (loss) for financial reporting or Federal income tax purposes.  Each Partner's taxable income (or loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership.  Accordingly, cash distributions to the Limited Partners since the inception of the Partnership have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital.

     (d)   This amount does not include the final liquidating cash distribution of $19,216,401 ($240.19 per
Limited Partnership Interest) to the Limited Partners paid by the Partnership on December 29, 1995.

/TABLE

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     On January 26, 1981, the Partnership commenced an offering of $80,000,000 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. All Interests were subscribed and issued between January 26, 1981 and May 27, 1981 pursuant to the public offering from which the Partnership received gross proceeds of $80,000,000.

     After deducting selling expenses and other offering costs, the Partnership had approximately $72,050,000 with which to make investments in income producing commercial real property, to pay legal fees and other costs (including acquisition fees) related to such investments and for working capital. A portion of such proceeds was utilized to acquire the properties described in Item 1 above.

     Carillon Shopping Village

     The Partnership sold the Carillon Shopping Village in May 1995 to an unaffiliated third party. The sale price was $7,400,000 (before selling costs) and was paid in cash at closing. Pursuant to the March 1994 purchase agreement with the former third party limited partner of Carillon (Note 6(b)), the non-interest bearing promissory notes held by the former third party in the amounts of $544,500 and $5,500 from the Partnership and the Managing General Partner, respectively, were paid as of the sale date. Additionally, based on net sale proceeds of $6,971,561, the former third party limited partner of Carillon received $145,685 and $1,472 from the Partnership and the Managing General Partner, respectively.

     Town & Country Center

     During December 1995, the lender realized upon its security for its non-recourse loan, which included the land, buildings and related improvements of the Town and Country Center ("the Property") as described below. The Property was approximately 76% occupied (including temporary tenants) on the disposition date. The Property, through a joint venture with an affiliated partnership ("T&C"), which was in turn a partner in a joint venture ("Town & Country") with the developer of the center, was the Partnership's last remaining investment property on the disposition date.

     As previously reported, the Property faced strong competition from, among others, the Town and Country Village, a multi-building retail project encompassing over sixty acres contiguous to the Property. Although not all tenants at this project will compete directly with the mall tenants at the Property, a number of tenants that in the past have occupied space in enclosed regional malls have recently signed leases for free-standing space in Town and Country Village, and these stores are now scheduled to open in 1996.

     Over the past year, Town & Country had prepared and evaluated a plan for an extensive renovation and re-merchandising of the Property for the long-term stability and enhancement of the Property's occupancy and revenue potential. In connection with the plan, Town & Country approached a number of national and regional tenants to lease space at the Property. In discussions with these tenants, a majority of them indicated that, in addition to significant tenant leasing incentives, a major renovation of the Property would be essential for them to lease space at the Property. Accordingly, the Partnership worked extensively with an architectural firm and marketing personnel to determine the most effective redevelopment plan to improve the Property. Focus group studies on the area residents further supported this concept. A condition to undertaking a redevelopment of the Property was to have been Town & Country's obtaining extensions of the agreements for the department stores to continue operating their stores at the Property. The Partnership believed that the renovation and re-merchandising of the Property was viable and that it would be the best strategy to enhance value. Accordingly, during this process, it remained the Partnership's intent to hold the Property as a long-term investment.

     Town & Country completed its evaluation of an extensive redevelopment of the center in early September 1995. The total cost for such a redevelopment, including obtaining tenant leases for the mall space and extensions of the department store operating agreements, was estimated to be in excess of $25 million. However, many of the retail tenants considered integral to a successful re-merchandising of the Property upon completion of a renovation had now become unwilling to take further space in the Houston market even if given significant tenant leasing incentives. The continued sluggishness in the Houston economy in recovering from the previous recession, as well as the intense competition in the Property's trade area, appear to be among the factors dissuading prospective retail tenants from committing to lease space at the Property. In addition, the projected return on the estimated cost was not expected to be sufficient to warrant an investment of this magnitude.

     Given Town & Country's level of debt, the strong competition that the Property faced, and the significant cost that would have been required to lease, renovate and re-merchandise the Property, Town & Country decided in September 1995 not to commit any additional capital to pay continued operating deficits of the property, including funding for debt service payments, unless it could obtain a modification to the existing non-recourse mortgage loan. Consequently, Town & Country remitted to the lender only the amount of cash flow from property operations after expenses rather than the full debt service payment required for the month of September 1995. Town & Country approached the lender to discuss the possibility of a modification to the existing loan to eliminate, or reduce significantly, future operating deficits. However, the lender was unwilling to modify the loan. On September 13, 1995, the lender notified Town & Country that it was in default and that the lender intended to realize upon its security for the mortgage loan as soon as possible. Due to the uncertainty of the Partnership's ability to recover the net carrying value of the Town & Country Center, the Partnership made, as a matter of prudent accounting practice, a provision at September 30, 1995 for value impairment of the Town & Country Center of $30,114,810 (of which the Partnership's share was $5,505,933) for financial reporting purposes as of September 30, 1995. Such provision reduced the net carrying value of the investment property to the then outstanding balance of the related non-recourse mortgage note.

     Town & Country also was obligated under a 12% promissory note payable to an affiliate of the developer which matured June 30, 1993. The Partnership and the affiliated joint venture partner had reached an agreement in principle with the developer to extend the original due date of the promissory note. Although no interest payments were being made currently, the venture continued to accrue interest on the note at the original contract rate. As of the date of disposition of the Property, such promissory note was cancelled and the balance of the note (including accrued interest) was reflected as a contribution from the unaffiliated joint venture partner. Reference is also made to Note 6(c).

     On December 5, 1995, the lender completed the proceedings to realize upon its security and took title to the Property in full satisfaction of its loan. As a result of the disposition of the Property, the Partnership recognized a gain of approximately $1,831,000 for financial reporting purposes and approximately $7,657,000 for Federal income tax purposes. There were no proceeds from the disposition. As all the Partnership's investment properties had been sold or disposed, the Partnership began preparations to terminate its affairs by the end of 1995.

     At December 29, 1995 (immediately prior to the final liquidating distribution), the Partnership had cash of $19,240,703. Subsequently, such cash was utilized for a final liquidating cash distribution of $24,302 to the General Partners and $19,216,401 to the Limited Partners. On December 31, 1995, following the final distribution, the Partnership terminated its operations and dissolved.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents at December 29, 1995 as compared to December 31, 1994 is primarily due to the Partnership's retention of the proceeds from the sale of the Carillon Shopping Village in May 1995 (Note 6(b)).

     The decrease in short-term investments at December 29, 1995 as compared to December 31, 1994 is due to all of the Partnership's investments in U.S. Government obligations having matured as of December 31, 1995 in preparation for the final liquidating distribution to the General and Limited Partners as described above (Note 1).

     The decreases in interest, rents and other receivables, escrow deposits, accrued real estate taxes, investment properties, deferred expenses, accrued rents receivable, accounts payable, accrued interest, tenant security deposits, note payable, other liabilities, current and long-term portion of long-term debt, and venture partners' subordinated equity in ventures at December 29, 1995 as compared to December 31, 1994 are primarily due to the Partnership disposing of the Town and Country investment property on December 5, 1995 (Note 6(c)). The decreases are also due to the Partnership's recording a $30,114,810 provision for value impairment to reduce the net carrying value of the Town & Country Center (Note 3(d)) and the Partnership's sale of the Carillon Shopping Village in May 1995 (Note 6(b)).

     The decrease in venture partners' deficit in venture at December 29, 1995 as compared to December 31, 1994 is due to the Partnership's sale of the Carillon Shopping Village in May 1995 (Note 6(b)).

     The decreases in rental income, depreciation, property operating expenses, amortization of deferred expenses and the gain on sale or disposition of interest in investment property for 1995 as compared to 1994 is primarily due to the Partnership's sale of the Carillon Shopping Village in May 1995 and the disposition of the Town and Country Center in December 1995 (Note 6). The decreases in rental income, mortgage and other interest, depreciation, and property operating expenses and the increase in venture partner's share of venture's operations for 1994 as compared to 1993 are due primarily to the sale of the Partnership's interest in the Georgia Square venture in October, 1993. Reference is made to Notes 3(c) and 6(a).

     The increase in interest income for 1995 as compared to 1994 is primarily due to the investment of Carillon sale proceeds received in May 1995 and the increase in the rate of interest earned in 1995 on U.S. Government obligations. The increase in interest income for 1994 as compared to 1993 is due primarily to the increase in the Partnership's average balance in U.S. Government obligations in 1994 due to the temporary investment of Georgia Square sale proceeds and the increase in the rate of interest earned on U.S. Government obligations.

     The increase in amortization of deferred expenses in 1994 as compared to 1993 is due primarily to the amortization of deferred lease commissions resulting from capitalization of leasing expenses in 1993 at the Town & Country Center.

     The increase in provision for value impairment for 1994 as compared to 1993 is caused by the Partnership recording a $335,561 provision at September 30, 1994 to reduce the net carrying value of Carillon Shopping Village to the estimated net realizable value of the property. Reference is made to Note 1.

     The increase in general and administrative expenses for 1995 as compared to 1994 is primarily attributable to an increase in and the recognition of certain additional prior year reimbursable costs in 1995 and an increase in certain reimbursable costs, each payable to affiliates of the General Partners, due to the winding up and dissolution of the Partnership.

     The changes in venture partners' share of ventures' operations and provision for value impairment for 1995 as compared to 1994 are primarily due to the Partnership recording a $30,114,810 provision for value impairment (of which the venture partners' shares total $24,608,877) to reduce the net carrying value of the Town & Country Center (Note 1). The change in venture partners' share of ventures' operations is also due to the Partnership's sale of the Carillon Shopping Village in May, 1995 and the disposition of the Town and Country Center in December, 1995 (Note 6).

     The decrease in Partnership's share of operations of unconsolidated venture for 1994 as compared to 1993 is due primarily to the Partnership's share of certain sale prorations recognized in 1993 related to Clackamas Town Center which was sold in January, 1992.

     The increase in venture partners' share of ventures' operations for 1994 as compared to 1993 is due primarily to the sale of the Partnership's interest in the Georgia Square venture in October, 1993. Reference is made to Notes 3(c) and 6(a).

     The $11,903,432 Partnership's share of gain on sale of investment properties in 1993 is the result of sale of the Partnership's interest in the Georgia Square venture in October, 1993 (see Notes 3(c) and 6(a)).


INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               JMB INCOME PROPERTIES, LTD.-VIII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES


                             INDEX


Independent Auditors' Report

Consolidated Balance Sheets, at December 29, 1995
  (Immediately prior to final liquidating distribution) and December 31, 1994

Consolidated Statements of Operations, period ended December 29,
  1995 (Immediately prior to final liquidating distribution) and years ended December 31, 1994 and 1993

Consolidated Statements of Partners' Capital Accounts (Deficits), period ended December 29, 1995 (Immediately prior to final liquidating distribution) and years ended December 31, 1994 and 1993

Consolidated Statements of Cash Flows, period ended December 29,
  1995 (Immediately prior to final liquidating distribution) and years ended December 31, 1994 and 1993

Notes to Consolidated Financial Statements


SCHEDULES NOT FILED:

     All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                 INDEPENDENT AUDITORS' REPORT



The Partners
JMB INCOME PROPERTIES, LTD. - VIII:

     We have audited the consolidated financial statements of JMB Income Properties, Ltd. - VIII (a limited partnership) and consolidated ventures as listed in the accompanying index. These consolidated financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB Income Properties, Ltd. - VIII and consolidated ventures as of December 29, 1995 (Immediately prior to final liquidating distribution) and December 31, 1994, and the results of their operations and their cash flows for the period ended December 29, 1995 (Immediately prior to final liquidating distribution) and for each of the years in the two-year period ended December 31, 1994, in conformity with generally accepted accounting principles.






                               KPMG PEAT MARWICK LLP



Chicago, Illinois
January 22, 1996

                              JMB INCOME PROPERTIES, LTD. - VIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                                  CONSOLIDATED BALANCE SHEETS

            DECEMBER 29, 1995 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                                     AND DECEMBER 31, 1994

                                            ASSETS
                                            ------
                                                                  1995            1994
                                                              ------------    -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . .   $19,240,703     10,989,920
  Short-term investments (note 1). . . . . . . . . . . . . .         --         2,203,001
  Interest, rents and other receivables,
    net of allowance for doubtful accounts of
    $337,680 in 1994 . . . . . . . . . . . . . . . . . . . .         --         1,316,206
  Notes receivable . . . . . . . . . . . . . . . . . . . . .         --            16,427
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . .         --            65,941
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . .         --         1,024,845
                                                              ------------    -----------
      Total current assets . . . . . . . . . . . . . . . . .    19,240,703     15,616,340
                                                              ------------    -----------
Investment properties, at cost (notes 2 and 3):
  Land. . . . . .  . . . . . . . . . . . . . . . . . . . . .         --        11,015,330
  Buildings and improvements . . . . . . . . . . . . . . . .         --        94,475,512
                                                              ------------    -----------
                                                                     --       105,490,842
    Less accumulated depreciation. . . . . . . . . . . . . .         --        41,561,458
                                                              ------------    -----------
          Total investment properties,
            net of accumulated depreciation. . . . . . . . .         --        63,929,384

Venture partners' deficit in venture (note 3). . . . . . . .         --         1,781,162
Investment in unconsolidated venture, at equity
  (note 3) . . . . . . . . . . . . . . . . . . . . . . . . .         --            96,905
Deferred expenses (note 1) . . . . . . . . . . . . . . . . .         --           488,332
Accrued rents receivable (note 1). . . . . . . . . . . . . .         --         1,337,595
                                                              ------------    -----------
                                                              $ 19,240,703     83,249,718
                                                              ============    ===========

                              JMB INCOME PROPERTIES, LTD. - VIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                            CONSOLIDATED BALANCE SHEETS - CONTINUED

                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                     -----------------------------------------------------

                                                                  1995            1994
                                                              ------------    -----------
Current liabilities:
  Current portion of long-term debt (note 4) . . . . . . . .  $      --         1,514,593
  Accounts payable . . . . . . . . . . . . . . . . . . . . .         --           488,574
  Accrued interest . . . . . . . . . . . . . . . . . . . . .         --           842,410
  Accrued real estate taxes. . . . . . . . . . . . . . . . .         --         1,302,118
                                                              ------------    -----------
      Total current liabilities. . . . . . . . . . . . . . .         --         4,147,695
Tenant security deposits . . . . . . . . . . . . . . . . . .         --            59,061
Note Payable (note 3(b)) . . . . . . . . . . . . . . . . . .         --           544,500
Other liabilities (note 3) . . . . . . . . . . . . . . . . .         --         1,041,764
Long-term debt, less current portion (note 4). . . . . . . .         --        29,651,372
                                                              ------------    -----------

      Total liabilities. . . . . . . . . . . . . . . . . . .         --        35,444,392

Venture partners' subordinated equity in
  ventures (note 3). . . . . . . . . . . . . . . . . . . . .         --        23,337,553
Partners' capital accounts (deficits) (note 5):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . .         1,000          1,000
    Cumulative net earnings (loss) . . . . . . . . . . . . .     2,850,607     (3,621,627)
    Cumulative cash distributions. . . . . . . . . . . . . .    (2,827,305)    (2,827,305)
                                                              ------------    -----------
                                                                    24,302     (6,447,932)
                                                              ------------    -----------
  Limited partners (80,005 interests):
    Capital contributions, net of offering costs . . . . . .         72,119,75772,119,757
    Cumulative net earnings. . . . . . . . . . . . . . . . .    23,281,876     34,981,180
    Cumulative cash distributions. . . . . . . . . . . . . .   (76,185,232)   (76,185,232)
                                                              ------------    -----------
                                                                19,216,401     30,915,705
                                                              ------------    -----------
          Total partners' capital accounts . . . . . . . . .    19,240,703     24,467,773
                                                              ------------    -----------
                                                              $ 19,240,703     83,249,718
                                                              ============    ===========

                 See accompanying notes to consolidated financial statements. /TABLE

                              JMB INCOME PROPERTIES, LTD. - VIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF OPERATIONS

     PERIOD ENDED DECEMBER 29, 1995 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                            YEARS ENDED DECEMBER 31, 1994 AND 1993
                                                   1995          1994           1993
                                               ------------  ------------   ------------
Income:
  Rental income. . . . . . . . . . . . . . .   $  5,904,440     8,544,630     15,757,538
  Interest income. . . . . . . . . . . . . .      1,149,861       589,921        299,130
                                                -----------   -----------    -----------
                                                  7,054,301     9,134,551     16,056,668
                                                -----------   -----------    -----------
Expenses:
  Mortgage and other interest. . . . . . . .      3,383,887     3,535,468      5,348,321
  Depreciation . . . . . . . . . . . . . . .      2,650,947     3,120,831      3,951,647
  Property operating expenses. . . . . . . .      4,130,321     4,881,773      7,607,404
  Professional services. . . . . . . . . . .        163,650       129,929        149,726
  Amortization of deferred expenses. . . . .         79,056       182,564        191,258
  General and administrative . . . . . . . .        442,169       141,719        143,998
  Provision for value impairment (note 1). .     30,114,810       335,561          --
                                                -----------   -----------    -----------
                                                 40,964,840    12,327,845     17,392,354
                                                -----------   -----------    -----------
     Operating earnings (loss) . . . . . . .    (33,910,539)   (3,193,294)    (1,335,686)

Partnership's share of operations of
 unconsolidated venture. . . . . . . . . . .          --             (107)       (13,373)
Venture partners' share of ventures'
 operations (note 3) . . . . . . . . . . . .     26,602,923     1,786,041        779,017
                                                -----------   -----------    -----------
     Net operating earnings (loss) . . . . .     (7,307,616)   (1,407,360)      (570,042)
                                                -----------   -----------    -----------
Gain on sale or disposition of interest
 in investment properties, net of
 venture partners' share (notes 3 and 6) . .      2,080,546          --       11,903,432
                                                -----------   -----------    -----------
     Net earnings (loss) . . . . . . . . . .    $(5,227,070)   (1,407,360)    11,333,390
                                                ===========   ===========    ===========

                              JMB INCOME PROPERTIES, LTD. - VIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                       CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED




                                                   1995          1994           1993
                                               ------------  ------------   ------------

     Net earnings (loss) per limited partnership
      interest (note 1):
       Net operating earnings (loss) . . . .   $    (171.98)       (16.89)         (6.84)
       Gain (loss) on sale or disposition of
        interest in investment
        properties, net of venture partners'
        share. . . . . . . . . . . . . . . .          25.75          --           147.30
                                                -----------   -----------    -----------
              Net earnings (loss). . . . . .    $   (146.23)       (16.89)        140.46
                                                ===========   ===========    ===========


























                 See accompanying notes to consolidated financial statements. /TABLE

                                 JMB INCOME PROPERTIES, LTD. - VIII
                                       (A LIMITED PARTNERSHIP)
                                      AND CONSOLIDATED VENTURES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

        PERIOD ENDED DECEMBER 29, 1995 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                             AND YEARS ENDED DECEMBER 31, 1994 AND 1993


                                 GENERAL PARTNERS                             LIMITED PARTNERS (80,005 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                        CONTRI-
                                                        BUTIONS
                     NET                                NET OF       NET
          CONTRI-  EARNINGS     CASH                   OFFERING   EARNINGS    CASH
          BUTIONS   (LOSS)  DISTRIBUTIONS    TOTAL      COSTS      (LOSS) DISTRIBUTIONS   TOTAL
          ------- ----------------------- ---------------------- ----------------------------------
Balance
 (deficit)
 at Decem-
 ber 31,
 1992. . . .1,000 (3,661,566) (2,800,637) (6,461,203)72,119,757   25,095,089(66,344,618)30,870,228

Cash distri-
 butions
 ($8.00 per
 limited
 partnership
 interest) . --         --       (26,668)    (26,668)     --          --      (640,040)  (640,040)
Net earnings
 (note 5). . --       96,233       --          96,233     --     11,237,157     --     11,237,157
            ----- ----------  ----------  ---------- ----------  --------------------- ----------
Balance
 (deficit)
 at Decem-
 ber 31,
 1993. . . .1,000 (3,565,333) (2,827,305) (6,391,638)72,119,757  36,332,246(66,984,658)41,467,345

Cash distri-
 butions
 ($115.00
 per limited
 partnership
 interest) . --        --          --          --         --          --    (9,200,574)(9,200,574)
Net loss
 (note 5). . --      (56,294)      --        (56,294)     --     (1,351,066)    --     (1,351,066)
            ----- ----------  ----------  ---------- ----------  --------------------- ----------

                                 JMB INCOME PROPERTIES, LTD. - VIII
                                       (A LIMITED PARTNERSHIP)
                                      AND CONSOLIDATED VENTURES

            CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED




                                 GENERAL PARTNERS                             LIMITED PARTNERS (80,005 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                        CONTRI-
                                                        BUTIONS
                     NET                                NET OF       NET
          CONTRI-  EARNINGS     CASH                   OFFERING   EARNINGS    CASH
          BUTIONS   (LOSS)  DISTRIBUTIONS    TOTAL      COSTS      (LOSS) DISTRIBUTIONS   TOTAL
          ------- ----------------------- ---------------------- ----------------------------------
Balance
 (deficit)
 at Decem-
 ber 31,
 1994. . . .1,000 (3,621,627) (2,827,305) (6,447,932)72,119,757  34,981,180(76,185,232)30,915,705

Cash distri-
 butions
 per limited
 partnership
 interest. . --        --          --          --         --          --         --         --
Net earnings
 (loss)
 (note 5). . --    6,472,234       --      6,472,234      --    (11,699,304)     --   (11,699,304)
           ------ ----------  ----------  ---------- ----------  --------------------- ----------
Balance
 (deficit)
 at Decem-
 ber 29,
 1995 (Im-
 mediately
 prior to
 final
 liquidat-
 ing distri-
 bution) . .$1,000 2,850,607  (2,827,305)     24,302 72,119,757  23,281,876(76,185,232)19,216,401
           ====== ==========  ==========  ========== ==========  ===================== ==========




                    See accompanying notes to consolidated financial statements. /TABLE

                                 JMB INCOME PROPERTIES, LTD. - VIII
                                       (A LIMITED PARTNERSHIP)
                                      AND CONSOLIDATED VENTURES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

        PERIOD ENDED DECEMBER 29, 1995 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                             AND YEARS ENDED DECEMBER 31, 1994 AND 1993


                                                    1995         1994            1993
                                                -----------   -----------    -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . .    $(5,227,070)   (1,407,360)    11,333,390
  Items not requiring (providing) cash
   or cash equivalents:
    Depreciation . . . . . . . . . . . . . .      2,650,947     3,120,831      3,951,647
    Amortization of deferred expenses. . . .         79,056       182,564        191,258
    Amortization of discounts on long-term debt       --            --           447,298
    Partnership's share of operations
      of unconsolidated venture. . . . . . .          --              107         13,373
    Gain on sale or disposition of interest
      in investment properties, net of
      venture partners' share (note 6) . . .     (2,080,546)        --       (11,903,432)
    Venture partners' share of ventures'
      operations . . . . . . . . . . . . . .    (26,602,923)   (1,786,041)      (779,017)
    Provision for value impairment . . . . .     30,114,810       335,561          --
Changes in:
    Interest, rents and other receivables. .      1,316,206       153,498         95,955
    Prepaid expenses . . . . . . . . . . . .         16,719        32,471         35,345
    Escrow deposits. . . . . . . . . . . . .        308,797        45,891       (108,624)
    Accrued rents receivable . . . . . . . .        162,256      (220,413)      (326,446)
    Accounts payable . . . . . . . . . . . .       (483,028)     (122,839)        74,883
    Accrued interest . . . . . . . . . . . .        317,457       111,740        (55,918)
    Accrued real estate taxes. . . . . . . .       (310,043)      122,942        (22,910)
    Tenant security deposits . . . . . . . .           (525)        2,650         (1,899)
    Other liabilities. . . . . . . . . . . .       (371,756)       27,883          --
                                                -----------   -----------    -----------
          Net cash provided by (used in)
            operating activities . . . . . .       (109,643)      599,485      2,944,903
                                                -----------   -----------    -----------

                                 JMB INCOME PROPERTIES, LTD. - VIII
                                       (A LIMITED PARTNERSHIP)
                                      AND CONSOLIDATED VENTURES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                    1995         1994            1993
                                                -----------   -----------    -----------
Cash flows from investing activities:
  Net sales and maturities (purchases)
    of short-term investments. . . . . . . .      2,203,001    19,848,639    (17,423,533)
  Additions to investment properties . . . .       (211,042)     (641,812)      (905,392)
  Payment of deferred expenses . . . . . . .        (10,583)      (19,344)      (237,531)
  Proceeds from sale of interest in
    investment properties, net of selling
    expenses (note 6). . . . . . . . . . . .      6,973,269         --        16,625,690
  Distributions from unconsolidated venture.         38,759         --            31,030
                                                -----------   -----------    -----------
          Net cash provided by (used in)
            investing activities . . . . . .      8,993,404    19,187,483     (1,909,736)
                                                -----------   -----------    -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . .       (342,131)     (468,090)      (669,855)
  Payments of notes payable. . . . . . . . .       (544,500)        --             --
  Venture partners' contributions to ventures       262,762       542,811        424,575
  Distributions to venture partners. . . . .         (9,109)        --          (858,654)
  Distributions to limited partners. . . . .          --       (9,200,574)      (640,040)
  Distributions to general partners. . . . .          --            --           (26,668)
                                                -----------   -----------    -----------
          Net cash used in financing activities $  (632,978)   (9,125,853)    (1,770,642)
                                                ===========   ===========    ===========

          Net increase (decrease) in cash and
            cash equivalents . . . . . . . .    $ 8,250,783    10,661,115       (735,475)
          Cash and cash equivalents,
            beginning of year. . . . . . . .     10,989,920       328,805      1,064,280
                                                -----------   -----------    -----------
          Cash and cash equivalents,
            end of year. . . . . . . . . . .    $19,240,703    10,989,920        328,805
                                                ===========   ===========    ===========

                                 JMB INCOME PROPERTIES, LTD. - VIII
                                       (A LIMITED PARTNERSHIP)
                                      AND CONSOLIDATED VENTURES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                    1995         1994            1993
                                                -----------   -----------    -----------
Supplemental disclosure of cash
 flow information:
  Cash paid for mortgage and other
   interest. . . . . . . . . . . . . . . . .    $ 3,066,430     3,423,728      4,956,491
                                                ===========   ===========    ===========

  Non-cash investing and financing activities:
    Disposition of investment property
     (note 6(c)):
    Balance due on long-term debt cancelled.     29,832,145         --             --
    Accrued interest due on debt . . . . . .        573,330         --             --
    Reduction of investment properties . . .    (26,748,688)        --             --
    Reduction of current assets and liabilities  (1,067,455)        --             --
    Venture partner's deficit in venture . .       (758,244)        --             --
                                                -----------   -----------    -----------
    Non-cash gain recognized due to lender realizing
     upon security . . . . . . . . . . . . .      1,831,088         --             --
                                                ===========   ===========    ===========

    Purchase of venture partners' interest
     (note 3(b)):
    Reduction in basis of investment property   $     --          287,144          --
    Note payable . . . . . . . . . . . . . .          --          544,500          --
                                                -----------   -----------    -----------
    Increase in venture partners'
      deficit in venture . . . . . . . . . .    $     --          831,644          --
                                                ===========   ===========    ===========










                    See accompanying notes to consolidated financial statements. /TABLE

              JMB INCOME PROPERTIES, LTD. - VIII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 29, 1995 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                AND DECEMBER 31, 1994 AND 1993




(1)  OPERATIONS AND BASIS OF ACCOUNTING

     The Partnership held (either directly or through joint ventures) an equity investment portfolio of United States real estate. Business activities consisted of rentals to a wide variety of commercial and retail companies, and the ultimate sale or disposition of such real estate investors or investment groups. The accompanying consolidated financial statements include the accounts of the Partnership and its ventures, Carillon Partners, Ltd. ("Carillon") and Carillon's venture, Carillon Associates, Ltd. ("Associates"), Georgia Square Partnership ("Georgia Square") (notes 3(c) and 6(b)) and T&C - JMB Partners ("T&C") and T&C's venture, H & M Associates Ltd. - Houston ("Town and Country") (note 3(e)). The effect of all transactions between the Partnership and the consolidated ventures has been eliminated in the consolidated financial statements. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Properties Partners. Accordingly, the accompanying consolidated financial statements do not include the accounts of Properties Partners.

     The Partnership records were maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the period ended December 29, 1995 (immediately prior to final liquidating distribution) and the year ended December 31, 1994 is summarized as follows:



                                           1995                          1994
                                            -------------------------------------------------------------
                                                 TAX BASIS
                                 GAAP BASIS     (Unaudited)    GAAP BASIS      TAX BASIS
                                ------------    -----------   ------------    -----------
Total assets . . . . . . . . .   $19,240,703     19,240,703    83,249,718      45,526,862
Partners' capital
 accounts (deficits)
 (note 5)
    General partners . . . . .        24,302         24,302    (6,447,932)    (6,769,241)
    Limited partners . . . . .    19,216,401     19,216,401    30,915,705     27,570,838
 Net earnings (loss) (note 5):
    General partners . . . . .     6,472,234      6,793,547       (56,294)       (68,922)
    Limited partners . . . . .   (11,699,304)    (8,354,441)   (1,351,066)    (1,654,133)
 Net earnings (loss) per
  limited partnership
  interest . . . . . . . . . .       (146.23)       (104.42)       (16.89)        (20.68)
                                  ==========     ==========    ==========     ==========

     The net earnings (loss) per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of each period (80,005). Also, because net earnings are computed immediately prior to dissolution, partners may have on dissolution, an additional capital gain or loss depending on the Partners' basis for Federal income tax purposes.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from its unconsolidated venture were considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership recorded amounts held in U.S. Government obligations at cost, which approximated market. For the purposes of these statements, the Partnership's policy was to consider all such amounts held with original maturities of three months or less (none at December 29, and $10,918,719 at December 31, 1994) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Due to the uncertainty of the Partnership's ability to recover the full net carrying value of the Carillon Shopping Village through future operations or sale, the Partnership, as a matter of prudent accounting practice, made a provision for value impairment on such investment property of $335,561. Such provision at September 30, 1994 was recorded to reduce the net carrying value of the investment property to the estimated net realizable value of the property. In addition, as the non-recourse indebtedness secured by the Town & Country Center was in default as more fully described in note 3(d), the Partnership made, as a matter of prudent accounting practice, a provision at September 30, 1995 for value impairment of the Town & Country Center of $30,114,810 (of which the Partnership's share was $5,505,933) as it was estimated to be unlikely that the Partnership would be able to recover the net carrying value of the property through future operations or sale.

     Discounts provided on long-term mortgage notes were amortized over the terms of the related notes using the interest method.

     Deferred expenses consisted primarily of lease commissions which were amortized over the terms of related leases using the straight-line method.

     Although certain leases of the Partnership provided for tenant occupancy during periods for which no rent was due and/or increases in minimum lease payments over the term of the lease, the Partnership accrued prorated rental income for the full period of occupancy on a straight-line basis.

     No provision for State or Federal income taxes had been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership had been required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.

(2)  INVESTMENT PROPERTIES

     The Partnership had acquired, either directly or through joint ventures (note 3), one office building and six shopping centers as investments. All the properties have been sold or disposed by the Partnership at December 29, 1995. The cost of the investment properties represented the total cost to the Partnership and its ventures plus miscellaneous acquisitions costs.

     Depreciation on the properties had been provided over the estimated useful lives of the various components as follows:

                                              YEARS
                                              -----
     Buildings and improvements
      (new or used) -- straight-line . . . .   5-40
     Personal property (new or used)
      -- straight-line . . . . . . . . . . .   5-10
                                               ====

     Town & Country Center was pledged as security for the long-term debt, for which there was no recourse to the Partnership.

     Maintenance and repair expenses were charged to operations as incurred. Significant betterments and improvements were capitalized and depreciated over their estimated useful lives. Provisions for value impairment were recorded with respect to the investment properties whenever the estimated future cash flows from a property's operations and projected sale were less than the property's net carrying value.


(3)  VENTURE AGREEMENTS

     The terms of the former venture agreements are summarized as follows:

     (a)  General

     The Partnership was a party to two operating joint venture agreements during 1995. Pursuant to such agreements, the Partnership made initial capital contributions of approximately $30,739,000 (before legal and other acquisition costs and its share of operating deficits as discussed below). Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may have been required to make additional cash contributions to the ventures.

     The Partnership had acquired, through the above ventures, two shopping malls. The venture properties had been financed under various long-term debt arrangements as described in note 4.

     (b)  Carillon

     On May 18, 1995, the Partnership sold the Carillon Shopping Village. Reference is made to note 6(b).

     In September, 1980, the Partnership acquired an interest in Carillon Shopping Village in Houston, Texas through the Associates venture between Carillon as general partner and an affiliate of the seller as limited partner. Carillon was a limited partnership consisting of the Partnership as general partner and a third party, which is not affiliated with the seller, the Partnership or its General Partners, as limited partner. On March 28, 1994, the Partnership and the Managing General Partner of the Partnership purchased the third party's 10% limited partnership interest in Carillon. The purchase price consisted of non-interest bearing promissory notes in the amounts of $544,500 from the Partnership and $5,500 from the Managing General Partner. The notes were scheduled to be due the earlier of the sale date of the property or January 31, 1996. Also, if a binding sale agreement was consummated before January 31, 1996, the third party was entitled to 10% of any net sale proceeds in excess of $5,500,000. As a result of this transaction, the Partnership and Managing General Partner had 99.9% and .1% interest in Carillon, respectively. The portion of the third party's capital balance, in Carillon, purchased by the Partnership exceeded the Partnership's promissory note by $287,144 for financial reporting purposes. This difference had been accounted for as a reduction to the basis of the investment property. Correspondingly, venture partners' deficit in venture, in the accompanying financial statements, had been increased by $831,644.

     The Associates' partnership agreement provided that Carillon would be entitled to receive, on a cumulative basis, distributions of annual cash flow equal to 9% of outstanding capital contributions; any remaining annual cash flow would be distributable 60% to Carillon and 40% to the affiliate of the seller. All operating profits or losses have been allocated 100% to Carillon.

     Net proceeds from the sale under the Associates partnership agreement were distributed entirely to Carillon as Carillon was to receive: first, any deficiencies in its cumulative annual preferred return; then, an amount of proceeds up to the sum of $3,972,500 plus 118% of the additional contributions.

     Prior to the purchase of the third party's interest, in March, 1994, the Carillon partnership agreement provided that annual cash flow would be distributable, on a cumulative basis, first, in an amount equal to 8.33% of outstanding capital contributions, 90% to the Partnership and 10% to the third party; the third party would then receive an amount which (when added to any 10% distributions it previously received) equals 12-1/2% of the total annual cash flow distributed; and any remaining annual cash flow would be distributed 80% to the Partnership and 20% to the third party. Operating profits or losses of Carillon were allocated to each partner in the same ratio as the allocation of annual cash flow. In the event there was no annual cash flow, operating profits or losses were allocated 90% to the Partnership and 10% to the third party. In 1993 and to the date of the Partnership's and the Managing General Partner's purchase of the third party's 10% limited partnership interest, the Partnership was allocated 90% of Carillon's operating profits and losses.

     (c)  Georgia Square

      Effective October, 1993, the Partnership sold its partnership interest in the Georgia Square venture (see note 6(a)).

     In February, 1981, the Partnership acquired, through a joint venture partnership with the seller, an interest in an enclosed mall regional shopping center and two adjacent stores in Athens, Georgia. Under the joint venture partnership agreement, the Partnership made a contribution of $12,700,000 to the joint venture.

     Pursuant to an agreement with the joint venture partner, effective January 1, 1991, the annual cash flow was to be distributed as follows: the first $1,600,000 before tenant allowances was distributed 62.5% to the Partnership and 37.5% to the venture partner, then the tenant allowances and any remaining cash flow was distributed 50% to the Partnership and 50% to the venture partner. In general, profits and losses of the Partnership were allocated in accordance with distributions.

     An affiliate of the venture partner entered into an agreement to manage the mall which agreement provided that the manager was entitled to receive an annual management fee equal to 5% of certain rental income from the mall.

     (d)  Town and Country

     On December 5, 1995, the lender realized upon its security for its non-recourse loan, which included the land, buildings and related improvements of the Town and Country Center as described below and in note 6(c).

     In February, 1983, the Partnership acquired, through an existing joint venture partnership with an investor and the developer of Town & Country, an interest in an enclosed shopping center in Houston, Texas. The Partnership acquired its interest through a joint venture partnership ("T&C") with JMB Income Properties, Ltd-IX ("JMB-IX"), a partnership sponsored by the Managing General Partner of the Partnership.

     The Partnership acquired an interest in T&C for a purchase price of $24,000,000 of a total of $35,000,000 invested in T&C by the Partnership and JMB-IX. On December 30, 1992, the T&C venture and the developer each purchased 50% of the investor's interest in Town & Country for $150,000 each. The property was subject to a first mortgage note in the original amount of $33,390,000 (see note 4).

     The terms of the T&C partnership agreement provided that all of T&C's share of Town & Country's annual cash flow, net proceeds from sale or refinancing, profits and losses and tax items are allocated between the Partnership and JMB-IX based upon the ratio of capital contributions made by each partner (68.57% by the Partnership and 31.43% by JMB-IX). The T&C partnership was allocated 73.07% of Town & Country's operating profits and losses.

     Town & Country's net cash flow was distributable as follows: first, T&C was entitled to receive the cumulative deficiency in its preferred cash return through 1992; next, the developer was entitled to receive a cumulative amount equal to its unreimbursed capital contributions used to fund operating deficits incurred with respect to the property and T&C's preferential return in prior years; finally, any cash flow in excess of these preferred amounts was to be distributable 73.07% to T&C and 26.93% to the developer. The Partnership did not receive any distributions from T&C in 1995, 1994 or 1993. Any operating deficits were funded by contributions to the venture by the venture partners in the ratio of their respective residual ownership percentages.

     Upon a sale of the shopping center, T&C was entitled to a preferential share of the net sale proceeds plus any deficit in T&C's cumulative annual preferred return. However, there were no distributable proceeds from the disposition of the property.

     Town & Country was also obligated under a 12% promissory note payable ($991,689 outstanding as of December 31, 1994 and 1993) to an affiliate of the developer which matured June 30, 1993. The Partnership and JMB-IX had reached an agreement in principle with the developer to extend the original due date of the promissory note. Although no interest payments were currently being made, the venture continued to accrue interest on the note at the original contract rate. As of the date of disposition of the property, such promissory note was cancelled and the note (including accrued interest) is treated as a capital contribution by the unaffiliated venture partner.

     Through December 5, 1995 (immediately prior to the disposition), the Partnership and its affiliated joint venture partner had made interest-bearing loans aggregating $4,740,437 to the T&C venture to fund operating deficits at the property pursuant to a proposed amendment to the Town & Country joint venture agreement. However, such proposed amendment was not executed prior to termination. The Partnership's portion of these loans was $3,250,517 (including accrued interest and has been reflected as contributions to consolidated venture in the consolidated financial statements and have been netted into the gain on disposition as of December 5, 1995.

     Pursuant to the terms of the joint venture agreement, the Partnership and its joint venture partners made advances aggregating $1,013,880. The Partnership's portion of the advance was $347,609 and has been reflected as contributions to the consolidated venture in the consolidated financial statements and has been netted into the gain on disposition as of December 5, 1995 (immediately prior to dissolution).

     An affiliate of the Managing General Partner of the Partnership had responsibility for management and leasing of the Town & Country Center under a management agreement which provided for a management fee based on a percentage of gross income (as defined) from the property's operations not to exceed 5% in aggregate.


(4)  LONG-TERM DEBT

     Long-term debt consisted of the following at December 29, 1995 and
1994:
                                     1995           1994
                                 -----------    -----------
11-1/8% mortgage note, satisfied
 in December, 1995 by the lender
 obtaining title to the colla-
 teral (a shopping center in
 Houston, Texas); additional
 interest paid (approximately
 $35,232 and $30,810 for 1994
 and 1993, respectively) equal
 to 25% of certain rents in
 excess of a specific level
 (note 6(c)) . . . . . . . . .   $    --         30,174,276

12% promissory note payable to
 an affiliate of Town and Country
 developer; providing for monthly
 payments of interest only until
 June 30, 1993 when the outstanding
 balance was due and payable
 (see note 3(d)) . . . . . . .         --           991,689
                                 -----------     ----------
    Total debt . . . . . . . .         --        31,165,965
    Less current portion of
      long-term debt . . . . .         --         1,514,593
                                 -----------    -----------
    Total long-term debt . . .   $     --        29,651,372
                                 ===========    ===========


(5)  PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits or losses of the Partnership from operations were allocated 96% to the Limited Partners and 4% to the General Partners. Profits from the sale or refinancing of investment properties were to be allocated to the General Partners to the greater of 1% of such profits or the amount of cash distributable to the General Partners from any such sale or refinancing (as described below). Losses from the sale or refinancing of investment properties were to be allocated 1% to the General Partners. The remaining sale or refinancing profits and losses were to be allocated to the Limited Partners. During 1995, a reallocation of prior years operating losses was made among the partners for financial reporting purposes. Such reallocation did not have an effect on total assets, total partners' capital or net earnings.

     The Partnership Agreement generally provided that, notwithstanding any allocation contained in the Agreement, if at any time profits were realized by the Partnership, any current or anticipated event that would cause the deficit balance in absolute amount in the Capital Account of the General Partners to be greater than their share of the Partnership's indebtedness (as defined) after such event, then the allocation of profits to the General Partners was to be increased to the extent necessary to cause the deficit balance in the Capital Account of the General Partners to be no less than their respective shares of the Partnership's indebtedness after such event. In general, the effect of this provision was to allow the deferral of the recognition of taxable gain to the Limited Partners.

     The General Partners were not required to make any capital contribu-tions upon termination of the Partnership. Distributions of cash flow of the Partnership were allocated 90% to the Limited Partners and 10% to the General Partners. However, portions of such distributions to the General Partners were subordinated to the Limited Partners' receipt of a stipulated return on their contributed capital.

     The Partnership Agreement provided that the General Partners were to receive as a distribution from the sale of a real property by the Partnership 3% of the selling price, and that the remaining proceeds (net after expenses and retained working capital) be distributed 85% to the Limited Partners and 15% to the General Partners. However, the Limited Partners were to receive 100% of such net sale proceeds until the Limited Partners (i) had received cash distributions of sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership and (ii) had received cumulative cash distributions from the Partnership's operations which, when combined with sale or refinancing proceeds previously distributed, equal a 6% annual return on the Limited Partners' average capital investment for each year (their initial capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the third fiscal quarter of 1981. Approximately $3,086,000 otherwise payable to the General Partners was previously distributed to the Limited Partners since 1981 pursuant to the preferential distribution levels described above.


     Prior to dissolution, the Partnership paid final liquidating distributions of $24,302 to the General Partners and $19,216,401 to the Limited Partners.


(6)  SALE OR DISPOSITION OF INVESTMENT PROPERTIES

     (a)  Georgia Square

     On November 3, 1993, the Partnership sold its 50% interest in the Georgia Square Partnership to the Partnership's unaffiliated joint venture partner. The sale price of the Partnership's interest was $25,617,949, of which $16,750,000 (before costs of sale and prorations) was received in cash at closing. The balance of the sale price was represented by the buyer's assumption of the Partnership's 50% share of the first mortgage note ($8,867,949). The Partnership recognized a gain of $11,903,432 for financial reporting purposes and a gain of $20,439,984 for Federal income tax reporting purposes in 1993.

     (b)  Carillon Shopping Village

    On May 18, 1995, the Partnership sold the Carillon Shopping Village to an unaffiliated third party. The sale price was $7,400,000 (before selling costs) and was paid in cash at closing. As a result of the sale, the Partnership has recognized in 1995 a gain of $28,954 for financial reporting purposes, net of the venture partners' share of $1,790,356, and a gain of approximately $822,000 for Federal income tax purposes.

     Pursuant to the March 1994 purchase agreement with the former third party limited partner of Carillon (note 3(b)), the non-interest bearing promissory notes held by the former third party in the amounts of $544,500 and $5,500 from the Partnership and the Managing General Partner, respectively, were paid as of the sale date. Additionally, based on net sale proceeds of $6,973,269, the former third party limited partner of Carillon received $145,854 and $1,473 from the Partnership and the Managing General Partner, respectively.

     (c)  Town and Country Center

     On December 5, 1995, the lender realized upon its security for its non-recourse mortgage loan, which included the land, building and related improvements of the Town and Country Center (the "Property"), in discharge of the loan. The Property was approximately 76% occupied (including temporary tenants) on the disposition date. The Property faced strong competition in its area. Town and Country had prepared and evaluated a plan for an extensive renovation and re-merchandising of the Property. Given Town and Country's level of debt, the strong competition that the Property faced and the significant cost that would have been required to lease, renovate and re-merchandise the Property, Town and Country decided in September 1995 not to commit any additional capital to pay continued operating deficits of the Property, including funding for debt service payments, without obtaining a modification to the existing non-recourse mortgage loan. Consequently, Town and Country remitted to the lender only the amount of cash flow from property operations after expenses rather than the full debt service payment required for the month of September 1995.
The lender was unwilling to modify the loan and realized upon its security as a result of the default in the payment of debt service.

     As a result of the disposition of the Property to the lender and the liquidation of the joint ventures mentioned above, the Partnership has recognized a gain of approximately $1,831,000, net of the venture partners' shares, for financial reporting purposes and a gain of approximately $7,657,000, net of the venture partners' shares, for Federal income tax reporting purposes. The Partnership had previously recorded a provision for value impairment of approximately $30,115,000 (of which the Partnership's share was $5,505,933) for financial reporting purposes relating to the underlying real estate assets. There were no proceeds from the disposition. Under the terms of the applicable venture agreements, gain on disposition of the Property and liquidations of joint ventures was to be allocated according to the respective ownership percentages of the venture partners (note 3(d)).


(7)  LEASES - AS PROPERTY LESSOR

     The Partnership had determined that all leases relating to its owned properties were properly classified as operating leases; therefore, rental income was reported when earned and the cost of the properties, excluding the cost of the land, was depreciated over the estimated useful lives. Leases with tenants ranged in term from one to twenty years and provided for fixed minimum rent and partial reimbursement of operating costs. In addition, leases with shopping center tenants provided for additional rent based upon percentages of tenants' sales volumes. With respect to the Partnership's shopping center investments, a substantial portion of the ability of retail tenants to honor their leases was dependent upon the retail economic sector.

     Contingent rent (based on sales by property tenants) included in consolidated rental income was as follows for the period ended December 29, 1995 and the years ended December 31, 1994 and 1993:

                  1993 . . . . . . . .      $398,373
                  1994 . . . . . . . .       203,975
                  1995 . . . . . . . .        56,970
                                            ========

(8)  TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for salaries and salary related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates for the period ended December 29, 1995 (immediately prior to final liquidating distribution) and the years ended December 31, 1994 and 1993 are as follows:

                                                                              UNPAID AT
                                                                             DECEMBER 31,
                                         1995         1994         1993         1995
                                       --------     --------     --------  --------------
Property management and
  leasing fees . . . . . . . . .      $ 237,589      218,143      274,210         --
Insurance commissions. . . . . .         18,898       25,126       41,612         --
Reimbursement (at cost) for
  accounting services. . . . . .         65,574       54,864       46,905         --
Reimbursement (at cost) for
  portfolio management
  services . . . . . . . . . . .         21,508       28,734       10,273         --
Reimbursement (at cost) for
  legal services . . . . . . . .          1,761        4,696        7,373         --
Reimbursement (at cost) for
  administrative charges and
  other out-of-pocket expenses .         45,478        3,230       11,303         --
                                       --------     --------     --------        --------


                                       $390,808      334,793      391,676         --
                                       ========     ========     ========        ========

     The above table reflects that during 1995, the Partnership recognized and paid certain 1994 administrative charges of approximately $19,489 that had not previously been reimbursed.

     On December 29, 1995, the Partnership paid final liquidating distributions of $24,302 to the General Partners and $19,216,401
(approximately $240 per Interest) to the Limited Partners.

     Pursuant to the Partnership Agreement, the amount of compensation paid to affiliates of the General Partners for property management and leasing services was subject to certain limitations and was paid in accordance with such limitations.

     Effective October 1, 1995, the Managing General Partner of the Partnership engaged independent third parties to perform certain administrative services for the Partnership which were previously performed by, and partially reimbursed to, affiliates of the General Partners. Use of such third parties did not have a material effect on the operations of the Partnership.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with auditors during 1994 and 1995.



                           PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Managing General Partner of the Partnership was JMB Realty Corporation ("JMB"), a Delaware corporation, substantially all of the outstanding stock of which is owned directly or indirectly, by certain of its officers and directors and members of their families. JMB had responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property were to be approved by the Associate General Partner of the Partnership, AGPP Associates, L.P., an Illinois limited partnership with JMB as the sole general partner. Effective December 31, 1995, AGPP Associates, L.P. acquired the general partnership interest in the Partnership of the Associate General Partner, Income Associates-VIII P.M., L.P. AGPP Associates, L.P., an Illinois limited partnership, with JMB as its sole general partner, continues as the Associate General Partner. The Associate General Partner was directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any sale of real property (or any interest therein) of the Partnership. The Partnership was subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates were engaged in a range of real estate activities. Certain services have been provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services were to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and were otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permitted the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who were engaged in transactions with the Partnership, and permitted the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates were in competition with the Partnership including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership were affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have had a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director and the executive and certain other officers of the Managing General Partner are as follows:

                                                 SERVED IN
NAME                  OFFICE                     OFFICE SINCE
- ----                  ------                     ------------

Judd D. Malkin        Chairman                   5/03/71
                      Director                   5/03/71
                      Chief Financial Officer    2/22/96
Neil G. Bluhm         President                  5/03/71
                      Director                   5/03/71
Burton E. Glazov      Director                   7/01/71
Stuart C. Nathan      Executive Vice President   5/08/79
                      Director                   3/14/73
A. Lee Sacks          Director                   5/09/88
John G. Schreiber     Director                   3/14/73
H. Rigel Barber       Executive Vice President   1/02/87
                      Chief Executive Officer    8/01/93
Glenn E. Emig         Executive Vice President   1/01/93
                      Chief Operating Officer    1/01/95
Gary Nickele          Executive Vice President   1/01/92
                      General Counsel            2/27/84
Gailen J. Hull        Senior Vice President      6/01/88
Howard Kogen          Senior Vice President      1/02/86
                      Treasurer                  1/01/91

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Managing General Partner to be held on June 5, 1996. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Managing General Partner to be held on June 5, 1996. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-X ("Carlyle-X"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd. ("Mortgage Partners"), JMB Mortgage Partners, Ltd.-II ("Mortgage Partners-II"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-IX ("JMB Income-IX"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI") JMB Income Properties, Ltd.-XII ("JMB Income-XII") and JMB Income Properties, Ltd.-XIII ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II") and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited partnerships: Carlyle-VII, Carlyle-IX, Carlyle-X, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-IX, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners, Mortgage Partners-II, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.

     The business experience during the past five years of each such director and officer of the Managing General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 58) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 58) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 57) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December, 1990.

He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 54) has been associated with JMB since July, 1972. Mr. Nathan is also a director of Sportmart Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 62) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 49) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until
December, 1990.   Mr. Schreiber is President of Schreiber Investments,
Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. Since 1994 Mr. Schreiber has also served as a Trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 46) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 48) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters Degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 43) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 47) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 60) has been associated with JMB since March, 1973. He is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership had no officers or directors. The General Partners of the Partnership were entitled to receive a share of cash distributions, when and as cash distributions were made to the Limited Partners, and a share of profits or losses. Reference is also made to Notes 5 and 8 for a description of such transactions, distributions and allocations. In 1995, 1994 and 1993, cash distributions of $24,302, $0 and $26,668 were paid, respectively, to the General Partners.

     JMB Insurance Agency, Inc., an affiliate of the Managing General Partner of the Partnership, earned and received insurance brokerage commissions in 1995 aggregating $18,898 in connection with the providing of insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     An affiliate of the Managing General Partner provided property management services to the Partnership for the Carillon Shopping Village in Houston, Texas and property management and leasing services for the Town & Country Center in Houston, Texas through the date of their sale or disposition in 1995. The management fee was calculated at 3.5% and 4%, respectively, of gross income from the property. In 1995 ,such affiliate earned property management and leasing fees of $237,589. As set forth in the Prospectus of the Partnership, the Managing General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 5% of the gross income from a property), and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice.

     The Managing General Partner and its affiliates were reimbursed for their salaries, salary-related and direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1995, the Managing General Partner was due reimbursement for such expenses in the amount of $114,832. In addition, $19,489 of 1994 reimbursements were paid as in 1995.

     The Partnership is permitted to engage in various transactions involving affiliates of the Managing General Partner of the Partnership and its affiliates. The relationship of the Managing General Partner (and its directors and officers) to its affiliates is set forth above in Item 10 above and Exhibit 21 hereto.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)   No person or group is known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the  Partnership.

     (b)   Immediately prior to the liquidation of the Partnership, the Managing General Partner, (its officers and directors and the Associate General Partner) of the Partnership owned as a group the following Interests of the Partnership:

                          NAME OF                    AMOUNT AND NATURE
                          BENEFICIAL                 OF BENEFICIAL         PERCENT
TITLE OF CLASS            OWNER                      OWNERSHIP             OF CLASS
- --------------            ----------                 -----------------     --------
Limited Partnership       JMB Realty Corporation     85 Interests directly Less than 1%
Interests

Limited Partnership       Managing General Partner,  85 Interests directly Less than 1%
Interests                 (its officers and
                          directors) and the
                          Associate General
                          Partner as a group


     No officer or director of the Managing General Partner of the Partnership possessed a right to acquire beneficial ownership of Interests of the Partnership.

     (c)   There existed no arrangement, known to the Partnership, the operation of which would have resulted in a change in control of the Partnership.


/TABLE

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no significant transactions or business relationships with the Managing General Partner, affiliates or their management other than those described in Items 10 and 11 above.


                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a) The Following documents are filed as part of this report:

           (1) Financial Statements (See Index to Financial Statements filed with this report.)

           (2)  Exhibits.

                3-A. The Prospectus of the Partnership dated January
26, 1981, as supplemented February 12, 1981 and May 19, 1981, as filed with the Commission pursuant to Rules 424(b) and 424(c), is hereby incorporated herein by reference. Copies of pages 8-16, 116-118 and A-6 to A-18 of the Prospectus are incorporated by reference to the Partnership's Registration Statement on Form S-11 (File No. 2-69116) dated May 27, 1981.

                3-B. Amended and Restated Agreement of Limited
Partnership set forth as Exhibit A to the Prospectus, is incorporated by reference to the Partnership's Registration Statement on Form S-11 (File No. 2-69116) dated May 27, 1981.

                10-A.Partnership interest purchase documents and exhibits thereto relating to the purchase of the unaffiliated third party's interest in the Carillon Shopping Village in Houston, Texas and subsequent sale of property are hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-10206) for May 18, 1995 dated June 1, 1995.

                10-B.Disposition documents relating to the Partnership transferring its interest in the Town & Country Center in Houston, Texas are filed herewith.

                21.  List of Subsidiaries

                24.  Powers of Attorney

                27.  Financial Data Schedule

                99-A.Form 8-K for Carillon Shopping Village

                99-B.Form 8-K for Town and Country Center

       (b) The following report on Form 8-K was required or filed since the beginning of the last quarter of the period covered by this report.

           (i)  The Partnership's report on Form 8-K for December 5,
1995 (describing the disposition of the Partnership's interest in the Town and Country Center) was filed. This report was dated December 20, 1995.

     No annual report or proxy material for the fiscal year 1995 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.
                          SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              JMB INCOME PROPERTIES, LTD. - VIII

              By:    JMB Realty Corporation
                     Managing General Partner

                     GAILEN J. HULL
              By:    Gailen J. Hull
                     Senior Vice President
              Date:  February 9, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              By:    JMB Realty Corporation
                     Managing General Partner

                     JUDD D. MALKIN*
              By:    Judd D. Malkin, Chairman and
                     Chief Financial Officer
              Date:  February 9, 1996

                     NEIL G. BLUHM*
              By:    Neil G. Bluhm, President and Director
              Date:  February 9, 1996

                     H. RIGEL BARBER*
              By:    H. Rigel Barber, Chief Executive Officer
              Date:  February 9, 1996

                     GLENN E. EMIG*
              By:    Glenn E. Emig, Chief Operating Officer
              Date:  February 9, 1996


                     GAILEN J. HULL
              By:    Gailen J. Hull, Senior Vice President
                     Principal Accounting Officer
              Date:  February 9, 1996

                     A. LEE SACKS*
              By:    A. Lee Sacks, Director
              Date:  February 9, 1996

                     STUART C. NATHAN*
              By:    Stuart C. Nathan, Executive Vice President
                     and Director
              Date:  February 9, 1996

              *By:   GAILEN J. HULL, Pursuant to a Power of Attorney


                     GAILEN J. HULL
              By:    Gailen J. Hull, Attorney-in-Fact
              Date:  February 9, 1996

              JMB INCOME PROPERTIES, LTD. - VIII

                         EXHIBIT INDEX



                                          DOCUMENT
                                       INCORPORATED
                                       BY REFERENCE   PAGE
                                       -------------  ----

3-A.     Pages 8-16, 116-118 and A-6
         to A-18 of the Prospectus of
         the Partnership dated
         January 26, 1981                      Yes


3-B.     Amended and Restated Agreement
         of Limited Partnership                Yes


10-A.    Sale documents related to
         the Sale of Carillon Village
         Center                                Yes


10-B.    Disposition documents related
         to the Town & Country Center          No


21.      List of Subsidiaries                  No


24.      Powers of Attorney                    No


27.      Financial Data Schedule               No


99-A.    Form 8-K for Carillon Village         No

99-B.    Form 8-K for Town and Country
         Center                                No